Form 10-Q
period 2002-09-30
ZIFF DAVIS HOLDINGS INC
filed 2002-11-14
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________to___________

Commission file number 333-99939

ZIFF DAVIS HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4355050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 East 28th Street,
New York, New York 10016
(Address of principal executive offices)

(212) 503-3500
(Registrants telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☐	NO	☒

          As of November 14, 2002, 2,387,326 shares of common stock, par value $0.001 per share were issued and outstanding.

ZIFF DAVIS HOLDINGS INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,911	$19,956
Accounts receivable, net	33,099	45,226
Inventories	429	360
Prepaid expenses and other current assets	8,031	7,949

Total current assets	73,470	73,491
Property and equipment, net	28,199	48,280
Intangible assets, net	346,164	375,271
Other assets, net	15,533	18,253

Total assets	$463,366	$515,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,991	$21,347
Accrued expenses and other current liabilities	36,200	58,983
Current portion of long-term debt	—	7,127
Unexpired subscriptions, net	37,370	36,212

Total current liabilities	81,561	123,669
Long-term debt	298,306	422,074
Accrued interest compounding notes	103,569	—
Other non-current liabilities	10,599	8,879

Total liabilities	494,035	554,622

Commitments and contingencies (Note 6)
Redeemable preferred stock	658,156	515,987

Stockholders’ deficit:
Common stock - $0.001 par value, 100,000,000 shares authorized, 2,499,526 and 2,387,326 shares issued and outstanding, respectively	17,901	18,743
Stock subscription loans	(572)	(1,164)
Additional paid-in capital	8,468	3,468
Accumulated deficit	(713,022)	(574,561)
Accumulated other comprehensive loss	(1,600)	(1,800)

Total stockholders’ deficit	(688,825)	(555,314)

Total liabilities and stockholders’ deficit	$463,366	$515,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue, net	$41,795	$62,670	$152,738	$228,821
Operating expenses:
Cost of production	15,829	24,600	56,893	88,100
Selling, general and administrative expenses	24,793	50,082	100,892	180,693
Depreciation and amortization of property and equipment	4,377	7,316	14,669	20,841
Amortization of intangible assets	4,655	14,428	14,264	41,466
Restructuring charges, net	13,431	12,950	21,836	14,000
Write-down of intangible assets	—	11,500	14,108	11,500

Total operating expenses	63,085	120,876	222,662	356,600

Loss from operations	(21,290)	(58,206)	(69,924)	(127,779)
Equity in income from joint ventures	—	16	—	164
Gain on sale of subsidiary	684	—	684	—
Interest expense, net	8,411	11,984	34,351	36,702

Loss before income taxes	(29,017)	(70,174)	(103,591)	(164,317)
Income tax provision	50	294	478	692

Net loss	$(29,067)	$(70,468)	$(104,069)	$(165,009)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(104,069)	$(165,009)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	28,933	62,307
Equity in income from joint ventures	—	(164)
Non-cash rent expense	1,763	1,614
Amortization of accrued interest on compounding notes, net	160	—
Amortization of debt issuance costs	1,810	1,660
Non-cash restructuring charges	4,736	—
Write-down of intangible assets	14,108	11,500
Changes in operating assets and liabilities:
Account receivable	11,182	26,431
Inventories	(69)	1,099
Accounts payable and accrued expenses	(19,381)	(6,319)
Unexpired subscriptions and deferred revenue, net	1,806	(5,189)
Due from affiliates	—	125
Prepaid expenses and other, net	949	6,856

Net cash used by operating activities	(58,072)	(65,089)

Cash flows from investing activities:
Capital expenditures	(1,876)	(33,620)
Net proceeds from sale of subsidiary	1,554	—
Distributions from joint venture	—	625
Net proceeds from sale of joint venture	—	1,700
Net proceeds from sale of international operations	—	7,783
Acquisitions and investments, net of cash acquired	—	(251)
Acquisition of ZDP, net of cash acquired	—	(3,625)

Net cash used by investing activities	(322)	(27,388)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4
Proceeds from issuance of preferred stock	77,631	88,953
Proceeds from borrowings under senior credit facilities	21,000	10,000
Repayment of borrowings under senior credit facilities	(6,085)	(89,539)
Cash paid to bondholders in debt restructuring	(21,158)	—
Debt issuance costs	(1,039)	(1,075)

Net cash provided by financing activities	70,349	8,343

Net increase (decrease) in cash and cash equivalents	11,955	(84,134)
Cash and cash equivalents at beginning of period	19,956	102,256

Cash and cash equivalents at end of period	$31,911	$18,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars in thousands)

			Stock Subscription Loans	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
	Common Stock

	Shares	Amount

Balance at December 31, 2001	2,499,526	$18,743	$(1,164)	$3,468	$(574,561)	$(1,800)	$(555,314)
Cancellation of shareholders loans	(112,200)	(842)	592	250	—	—	—
Return of preferred stock in the settlement with former CEO	—	—	—	4,750	—	—	4,750
Dividends payable on redeemable preferred stock	—	—	—	—	(34,392)	—	(34,392)
Changes in fair value of interest rate swap	—	—	—	—	—	200	200	$200
Net loss	—	—	—	—	(104,069)	—	(104,069)	(104,069)

Balance at September 30, 2002	2,387,326	$17,901	$(572)	$8,468	$(713,022)	$(1,600)	$(688,825)	$(103,869)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at September 30, 2002 and December 31, 2001 and the results of its consolidated operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements for the nine months ended December 31, 2001, that are included in the Registration Statement filed on Form S-4 dated as of October 9, 2002.

Formation of Ziff Davis Holdings Inc.

          Ziff Davis Holdings Inc. (“Ziff Davis Holdings”, or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein”, “controlling stockholders”) a private equity investment firm. Ziff Davis Holdings Inc. is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any operations, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. The Company is a multimedia content company whose principal business is publishing. The Company publishes and licenses magazines, provides editorial content about technology and electronic video games, both in print and online, and produces eSeminars and webcasts.  Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP”, or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company.  The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”). In January 2002, the Company changed its fiscal year-end from March 31 to December 31, effective December 31, 2001.

          The Company was capitalized in April 2000 through the issuance of approximately $225,300 in preferred and common stock, in order to fund its acquisition of ZDP. In addition, the Company issued $125,000 senior secured notes (the “Equity Bridge Notes”). Proceeds from these transactions were used to purchase the common stock of Ziff Davis Media. The Equity Bridge Notes were fully repaid in July 2000, including interest thereon, with proceeds from the issuance of approximately $128,400 in preferred and common stock.

          Ziff Davis Media had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses. The acquisition of ZDP was accounted for under the purchase method of accounting.  The acquisition of ZDP was funded by (i) proceeds from the issuance of preferred and common stock and Equity Bridge Notes described above, (ii) executing a $405,000 Senior Credit Facility agreement (the “Senior Credit Facility”) of which $355,000 was borrowed at closing and (iii) issuing $175,000 of senior subordinated notes (the “Bridge Loan”).  Fees and expenses, including debt issuance costs associated with the acquisition of ZDP, which totaled approximately $30,000, were paid with the equity and debt proceeds. On July 18, 2000 the Company issued $250,000 of 12% senior subordinated notes 2010 (“12% Notes”).  The proceeds of this offering were used to repay the Bridge Loan and approximately $59,700 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,800 of accrued interest.

          In connection with the acquisition of ZDP, the Company determined that ZDP’s wholly-owned international operations (excluding international licensing operations and international joint ventures), did not meet its long-term strategic objectives. As a result, the operations were sold on August 4, 2000.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – (continued)

Operations

          The Company’s operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses Segment is comprised of the Restricted Subsidiaries  (described below) and the Developing Businesses Segment is comprised of the Unrestricted Subsidiaries (described below).

          The Established Businesses segment is primarily comprised of the publishing assets that were acquired from ZDI, which are collectively referred to and defined under the Senior Credit Facility as the Restricted Subsidiaries.  This segment is engaged in publishing and licensing magazines and providing editorial content about technology and electronic video games. This segment also licenses its content and brands to 33 licensees in over 70 countries worldwide. In addition, this segment also published Macworld through a 50% owned joint venture with International Data Group (“IDG”), which was sold in October 2001 to IDG.

          The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under the Company’s debt agreements as the Unrestricted Subsidiaries.  This segment is focused on developing (1) new businesses, including two new publications and (2) Internet-related ventures leveraged off the Company’s editorial content, expertise and relationships with its audience and advertisers in its Established Businesses segment.

          For additional information on the Company’s operating segments, see Note 8.

          As discussed in Note 4, the Company completed a financial restructuring in August 2002.

Principles of Consolidation

          The financial statements of the Company as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

Recent Accounting Pronouncements

          In April 2001, the Emerging Issues Task Force (“EITF”) reached a final consensus for EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, which was later codified along with other similar issues, into EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-9”). EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the resellers’ purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The Company adopted this EITF as of January 1, 2002, and as required, has reclassified prior period amounts. The impact of this EITF on the Company’s financial statements for the three and nine months ended September 30, 2001 was a reclassification of selling, general and administrative expense as an offset to revenue in the amount of $2,878 and $9,207, respectively.

          In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30,  Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions . In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and make various technical corrections to existing pronouncements. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The impact of this pronouncement on the Company’s financial results is currently being evaluated.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – (continued)

          In June 2002, the FASB issued SFAS No. 146,  “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002. The impact of this pronouncement on the Company’s financial results is currently being evaluated.

Reclassifications

          Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

NOTE 2 - INTANGIBLE ASSETS, NET

          Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  In accordance with SFAS No. 142, the Company stopped amortizing goodwill and indefinite lived intangible assets of approximately $154,000.  There was no impairment of goodwill upon adoption of SFAS 142 and as such, the Company did not recognize a transition adjustment in 2002.

          As part of its continued cost reduction and restructuring program, during the second quarter of 2002, the Company wrote-off $14,108 of trademarks/trade names, advertiser lists and goodwill related to the closures of Ziff Davis SMART BUSINESS and Yahoo! Internet Life (See Note 3).

          As of December 31, 2001 and September 30, 2002 , the Company’s intangible assets and related accumulated amortization, primarily all of which are attributable to the Established Businesses segment, consisted of the following:

	As of September 30, 2002			As of December 31, 2001

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Amortized intangible assets:
Advertising lists	$219,200	$(34,987)	$184,213	$219,675	$(24,256)	$195,419
Trademark/trade names	14,344	(1,805)	12,539	22,544	(1,983)	20,561
Subscriber lists	11,600	(8,992)	2,608	11,600	(6,302)	5,298

Total amortized intangible assets	245,144	(45,784)	199,360	253,819	(32,541)	221,278

Unamortized intangible assets:
Trademark/trade names	83,464	—	83,464	89,893	—	89,893
Goodwill	63,340	—	63,340	64,100	—	64,100

Total unamortized intangible assets	146,804	—	146,804	153,993	—	153,993

Total intangible assets	$391,948	$(45,784)	$346,164	$407,812	$(32,541)	$375,271

          During the three and nine months ended September 30, 2002, a reversal of unused purchase accounting reserves resulted in a $0 and $735 reduction in goodwill, respectively.

          Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

For the Year Ended December 31, 2002	$18,919
For the Year Ended December 31, 2003	16,881
For the Year Ended December 31, 2004	15,142
For the Year Ended December 31, 2005	15,142
For the Year Ended December 31, 2006	15,142

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 2 - INTANGIBLE ASSETS, NET – (continued)

          The following table presents the impact of SFAS No. 142 on net loss had the standard been in effect for the three and nine months ended September 30, 2001:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2001	2001

Net loss – as reported	$(70,468)	$(165,009)
Adjustments:
Amortization of goodwill	1,537	3,073
Amortization of acquired trademarks and trade names	1,366	5,634

Net adjustments	2,903	8,707

Net loss – adjusted	$(67,565)	$(156,302)

          The Company is required to perform impairment tests of its unamortized intangible assets on an annual basis and between annual tests in certain circumstances.  As of September 30, 2002, no impairment of these assets has been recognized.  There can be no assurance that future impairment tests will not result in a charge to earnings.

NOTE 3 - COST REDUCTION PROGRAM AND RESTRUCTURING CHARGES

          During the nine months ended December 31, 2001, the Company implemented a comprehensive cost reduction and restructuring program including the closure of Family PC, Expedia Travels, Smart Partner and the consolidation of Interactive Week into eWEEK in an effort to reduce future operating losses, consolidate operations and eliminate headcount to reduce costs.

          Reflecting the continued difficult economic climate and weak magazine advertising marketplace throughout 2002, the Company (1) discontinued Ziff Davis SMART BUSINESS in May 2002, (2) sold the assets of The Net Economy to Advanstar Communications in June 2002, (3) suspended publication of Yahoo! Internet Life in July 2002 (4) sold the Company’s eTESTING LABS Inc. subsidiary in July 2002 and (5) continued to reduce its related infrastructure costs and consolidate its real estate facilities.  The Company also restructured its debt obligations (See Note 4).

          As a result of these operating decisions and the implementation of the Company’s financial restructuring plans, the Company recorded a net restructuring charge and write-down of intangible assets for the nine months ended September 30, 2002 totaling $35,944.  This charge reflects $17,100 of cash expenses associated with employee severance and consolidation costs for certain office locations, legal and other professional fees associated with the Company’s financial restructuring plan, and $18,844 of non-cash expenses associated with the write-off of intangible assets and fixed assets related to closed publications and facilities consolidation.

          At September 30, 2002, there was approximately $16,397 of accrued restructuring charges included in accrued expenses and other current liabilities.  These accrued expenditures primarily relate to employee severance and other costs to exit activities.  The Company anticipates making approximately $5,100 in cash payments related to these accruals in the fourth quarter of 2002.

          The following table summarizes the activity with respect to the remaining accrued balances at September 30, 2002 related to the restructuring charges taken in 2001 and 2002:

		2002 Activity

	Balance December 31, 2001	Expenses/ Adjustments	Payments	Applied Against Related Asset	Balance September 30, 2002

Employee related costs	$5,826	$5,010	$(8,539)	$—	$2,297
Write-down of intangible assets	—	14,108	—	(14,108)	—
Financial restructuring, facility and other costs	11,794	16,826	(9,784)	(4,736)	14,100

Total	$17,620	$35,944	$(18,323)	$(18,844)	$16,397

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 4 - DEBT

General

          In connection with the acquisition of ZDP, the Company entered into the Senior Credit Facility with a syndicate of lenders, comprised of (i) a $355,000 term loan facility and (ii) a $50,000 revolving credit facility. The Company also entered into the $175,000 Bridge Loan, which bore interest at 12.5% per annum. On July 18, 2000, the Company issued $250,000 of 12% senior subordinated notes due 2010 (the “12% Notes“). Interest is paid semi-annually and the 12% Notes mature on July 15, 2010. The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries will guarantee the 12% Notes. The proceeds of the 12% Notes were used to repay the Bridge Loan and $59,710 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,790 of accrued interest.

Financial Restructuring Plan

          In order to address certain liquidity and debt compliance issues, the Company initiated a financial restructuring plan in 2001, which was completed on August 12, 2002. As part of the restructuring, the Company offered to exchange a combination of (i) cash, (ii) new senior subordinated compounding notes due 2009 (the “Compounding Notes”) and (iii) preferred stock and common stock warrants for the existing 12% Notes  (collectively, the “Exchange Offer”). In addition, the Company amended and restated its Senior Credit Facility and received an equity contribution from Willis Stein.

          Key terms of the financial restructuring were as follows:

•

The Company received an equity contribution of $80,000 from Willis Stein in exchange for the issuance of a new series D redeemable preferred stock issued by Ziff Davis Holdings with an aggregate liquidation preference of approximately $80,000 as well as approximately 38.6 million warrants, each representing the right to purchase one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share. The contribution was comprised of $10,100 of cash received during the quarter ended June 30, 2002, approximately $62,531 of cash received in August 2002, and approximately $7,369 in liquidation preference of series D redeemable preferred stock issued by Ziff Davis Holdings in lieu of a cash payment which otherwise would have been owed to Willis Stein by the Company with respect to the 12% Notes held by Willis Stein.

•

Accredited investors representing approximately 95.1% in aggregate principal amount of the Company’s 12% Notes who tendered their notes received an aggregate of approximately $21,158 in cash and $90,334 in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28,526 in liquidation preference of a new series of redeemable preferred stock (“Series E preferred stock”) and warrants for the purchase of 5.2 million shares of common stock of Ziff Davis Holdings in exchange for their 12% Notes.

•

The Compounding Notes will accrue interest in semi-annual periods, commencing on February 15 and August 15 of each year, with the first period ending on February 15, 2003. For the first four years, interest will accrue at rates ranging from 12% to 14% and may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest accruing after August 12, 2006, interest shall be payable in cash at a rate of 12% per annum.

•

The Series E preferred stock will accrue dividends at a rate of 10% per annum and is subject to mandatory redemption on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by Ziff Davis Holdings’ board of directors. In addition, so long as any series D redeemable preferred stock remains outstanding, and without the prior written consent of Willis Stein, together with the holder or holders of a majority of the outstanding shares of series D redeemable preferred stock, Ziff Davis Holdings will not be permitted directly or indirectly to pay or declare any cash dividend or make any distribution to the holders of series E preferred stock and the Company’s Senior Credit Facility and the indentures governing the 12% Notes and the Compounding Notes each restricts the payment of dividends to holders of capital stock of Ziff Davis Holdings.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 4 - DEBT – (continued)

•	Interest due to holders of the $12,279 principal amount of 12% Notes not tendered, previously due on July 15, 2002, was funded on August 14, 2002.

•

The Company amended and restated its Senior Credit Facility providing for, among other terms: (1) waiver of all existing defaults, (2) deferral of principal payments for eight quarters, (3) removal of the obligation to pay the default interest rate on the outstanding principal and (4) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.

          The Exchange Offer was accounted for in accordance with the troubled debt restructuring provision of SFAS 15. Accordingly, no gain was recognized on the exchange, rather the value related to the Compounding Notes as reported on the Company’s balance sheet was increased by an amount deemed to be accrued interest.

          On July 15, 2002, the Company sold its subsidiary, eTESTING LABS Inc. for approximately $1,554 in net proceeds.  In accordance with the terms of the Senior Credit Facility, 50% of the net proceeds from the sale were used to repay amounts owed under the Senior Credit Facility.

          As of September 30, 2002, total indebtedness was $298,306 and consisted of $185,916 of outstanding principal under the term loan portion of the Senior Credit Facility, $8,200 of outstanding principal under the revolving credit facility, $12,279 in 12% Notes and $91,911 in Compounding Notes.

NOTE 5 - CAPITAL STRUCTURE

Redeemable Preferred Stock

          The following table details activity in the redeemable preferred stock account:

	Redeemable Preferred Stock

	Series A	Series B	Series C	Series D	Series E	Loans	Total

Balance at December 31, 2001	$414,568	$100,151	$4,973	$—	$—	$(3,705)	$515,987
Issued	—	13,395	705	—	—	—	14,100
Issued in connection with financial restructuring	—	2,850	150	66,901	28,526	—	98,427
Converted	—	(12,649)	(655)	13,304	—	—	—
Dividends payable	22,167	9,473	—	2,369	383	—	34,392
Return of former CEO shares	(8,455)	—	—	—	—	3,705	(4,750)

Balance at September 30, 2002	$428,280	$113,220	$5,173	$82,574	$28,909	$—	$658,156

Common Stock

          In connection with the consummation of the financial restructuring in August 2002, Ziff Davis Holdings completed a reverse stock split on its common stock. Pursuant to this reverse stock split, Ziff Davis Holdings exchanged one new share of its common stock for every 30 shares of its outstanding common stock.  Unless otherwise noted, all references to common stock have been restated to reflect the stock split.

NOTE 6 - CONTINGENCIES

          The Company is subject to various claims and legal proceedings that arise in the ordinary course of business.  However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION

Guarantor Financial Information

          Ziff Davis Holdings Inc. and Ziff Davis Media Inc. are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances.

          No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that (i) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries, (ii) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media, and (iii) Ziff Davis Holdings has unconditionally guaranteed the Compounding Notes and 12% Notes.

          The table below presents combining financial data detailing Ziff Davis Holdings Inc., Ziff Davis Media Inc., the guarantor and non-guarantor subsidiaries, and related elimination entries.

	At September 30, 2002

	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$1	$31,718	$192	$—	$31,911
Accounts receivable, net	—	—	33,099	—	33,099
Inventories	—	—	429	—	429
Prepaid expenses and other current assets	—	—	8,031	—	8,031
Due (to) from affiliates	—	(73,429)	73,429	—	—

Total current assets	1	(41,711)	115,180	—	73,470
Property and equipment, net	—	—	28,199	—	28,199
Investments in subsidiaries	567,487	514,655	—	(1,082,142)	—
Intangible assets, net	—	—	346,164	—	346,164
Notes receivable – affiliate	—	506,788	—	(506,788)	—
Other assets, net	—	15,533	—	—	15,533

Total assets	$567,488	$995,265	$489,543	$(1,588,930)	$463,366

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$7,991	$—	$7,991
Accrued expenses and other current liabilities	—	2,276	33,924	—	36,200
Unexpired subscriptions, net	—	—	37,370	—	37,370

Total current liabilities	—	2,276	79,285	—	81,561
Long-term debt	—	298,306	—	—	298,306
Other long-term liabilities	—	103,569	—	—	103,569
Notes payable – affiliate	—	—	506,788	(506,788)	—
Other non-current liabilities	—	—	10,599	—	10,599

Total liabilities	—	404,151	596,672	(506,788)	494,035

Redeemable preferred stock	658,156	—	—	—	658,156

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loan	(572)	—	—	—	(572)
Additional paid-in capital	8,468	566,631	514,249	(1,080,880)	8,468
(Accumulated deficit) retained earnings	(116,465)	26,083	(622,640)	—	(713,022)
Accumulated other comprehensive loss	—	(1,600)	—	—	(1,600)

Total stockholders’ (deficit) equity	(90,668)	591,114	(107,129)	(1,082,142)	(688,825)

Total liabilities and stockholders’ (deficit) equity	$567,488	$995,265	$489,543	$(1,588,930)	$463,366

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	At December 31, 2001

	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$401	$16,453	$3,102	$—	$19,956
Accounts receivable, net	—	—	45,226	—	45,226
Inventories	—	—	360	—	360
Prepaid expenses and other current assets	—	—	7,949	—	7,949
Due (to) from affiliates	—	(95,207)	95,207	—	—

Total current assets	401	(78,754)	151,844	—	73,491
Property and equipment, net	—	—	48,280	—	48,280
Investments in subsidiaries	454,556	436,042	—	(890,598)	—
Intangible assets, net	—	—	375,271	—	375,271
Notes receivable – affiliate	—	535,703	—	(535,703)	—
Other assets, net	—	18,253	—	—	18,253

Total assets	$454,957	$911,244	$575,395	$(1,426,301)	$515,295

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$21,347	$—	$21,347
Accrued expenses and other current liabilities	—	15,953	43,030	—	58,983
Current portion of long-term debt	—	7,127	—	—	7,127
Unexpired subscriptions, net	—	—	36,212	—	36,212

Total current liabilities	—	23,080	100,589	—	123,669
Long-term debt	—	422,074	—	—	422,074
Notes payable – affiliate	—	—	535,703	(535,703)	—
Other non-current liabilities	—	—	8,879	—	8,879

Total liabilities	—	445,154	645,171	(535,703)	554,622

Redeemable preferred stock	515,987	—	—	—	515,987

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	18,743	—	28	(28)	18,743
Stock subscription loans	(1,164)	—	—	—	(1,164)
Additional paid-in capital	3,468	453,700	435,636	(889,336)	3,468
(Accumulated deficit) retained earnings	(82,077)	14,190	(506,674)	—	(574,561)
Accumulated other comprehensive loss	—	(1,800)	—	—	(1,800)

Total stockholders’ (deficit) equity	(61,030)	466,090	(69,776)	(890,598)	(555,314)

Total liabilities and stockholders’ (deficit) equity	$454,957	$911,244	$575,395	$(1,426,301)	$515,295

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Three Months Ended September 30, 2002

	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Total

Revenue, net	$—	$—	$41,795	$41,795
Operating expenses:
Cost of production	—	—	15,829	15,829
Selling, general and administrative expenses	—	—	24,793	24,793
Depreciation and amortization of property and equipment	—	—	4,377	4,377
Amortization of intangible assets	—	—	4,655	4,655
Restructuring charges, net	—	—	13,431	13,431

Total operating expenses	—	—	63,085	63,085

Loss from operations	—	—	(21,290)	(21,290)
Gain on sale of subsidiary	—	—	684	684
Intercompany interest (income) expense	—	(15,401)	15,401	—
Interest (income) expense, net	(1)	8,505	(93)	8,411

Net income (loss) before income taxes	1	6,896	(35,914)	(29,017)
Income tax provision	—	—	50	50

Net income (loss)	$1	$6,896	$(35,964)	$(29,067)

	Three Months Ended September 30, 2001

	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantor	Non-Guarantor	Total

Revenue, net	$—	$—	$62,670	$—	$62,670
Operating expenses:
Cost of production	—	—	24,600	—	24,600
Selling, general and administrative expenses	—	—	50,082	—	50,082
Depreciation and amortization of property and equipment	—	—	7,316	—	7,316
Amortization of intangible assets	—	—	14,428	—	14,428
Restructuring charges, net	—	—	12,950	—	12,950
Write-down of intangible assets	—	—	11,500	—	11,500

Total operating expenses	—	—	120,876	—	120,876

Loss from operations	—	—	(58,206)	—	(58,206)
Equity in income from joint venture	—	—	—	16	16
Intercompany interest (income) expense	—	(15,712)	15,712	—	—
Interest (income) expense, net	(6)	12,021	(31)	—	11,984

Net income (loss) before income taxes	6	3,691	(73,887)	16	(70,174)
Income tax provision (benefit)	—	473	(179)	—	294

Net income (loss)	$6	$3,218	$(73,708)	$16	$(70,468)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Nine Months Ended September 30, 2002

	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Total

Revenue, net	$—	$—	$152,738	$152,738
Operating expenses:
Cost of production	—	—	56,893	56,893
Selling, general and administrative expenses	—	—	100,892	100,892
Depreciation and amortization of property and equipment	—	—	14,669	14,669
Amortization of intangible assets	—	—	14,264	14,264
Restructuring charges, net	—	—	21,836	21,836
Write-down of intangible assets	—	—	14,108	14,108

Total operating expenses	—	—	222,662	222,662

Loss from operations	—	—	(69,924)	(69,924)
Gain on sale of subsidiary	—	—	684	684
Intercompany interest (income) expense	—	(46,466)	46,466	—
Interest (income) expense, net	(4)	34,573	(218)	34,351

Net income (loss) before income taxes	4	11,893	(115,488)	(103,591)
Income tax provision (benefit)	—	—	478	478

Net income (loss)	$4	$11,893	$(115,966)	$(104,069)

	Nine Months Ended September 30, 2001

	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantor	Non-Guarantor	Total

Revenue, net	$—	$—	$228,821	$—	$228,821
Operating expenses:
Cost of production	—	—	88,100	—	88,100
Selling, general and administrative expenses	—	—	180,693	—	180,693
Depreciation and amortization of property and equipment	—	—	20,841	—	20,841
Amortization of intangible assets	—	—	41,466	—	41,466
Restructuring charges, net	—	—	14,000	—	14,000
Write-down of intangible assets	—	—	11,500	—	11,500

Total operating expenses	—	—	356,600	—	356,600

Loss from operations	—	—	(127,779)	—	(127,779)
Equity in income from joint ventures	—	—	—	164	164
Intercompany interest (income) expense	—	(51,249)	51,249	—	—
Interest (income) expense, net	(269)	39,200	(2,229)	—	36,702

Net income (loss) before income taxes	269	12,049	(176,799)	164	(164,317)
Income tax provision (benefit)	130	1,524	(962)	—	692

Net income (loss)	$139	$10,525	$(175,837)	$164	$(165,009)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Nine Months Ended September 30, 2002

	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantor	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$4	$11,893	$(115,966)	$—	$(104,069)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	28,933	—	28,933
Non-cash rent expense	—	—	1,763	—	1,763
Amortization of accrued interest on compounding notes, net	—	160	—	—	160
Amortization of debt issuance costs	—	1,810	—	—	1,810
Non-cash restructuring charges	—	—	4,736	—	4,736
Write-down of intangible assets	—	—	14,108	—	14,108
Changes in operating assets and liabilities:
Accounts receivable	—	—	11,182	—	11,182
Inventories	—	—	(69)	—	(69)
Accounts payable and accrued expenses	—	(13,677)	(5,704)	—	(19,381)
Unexpired subscriptions and deferred revenue, net	—	—	1,806	—	1,806
Due to (from) affiliate	—	(5,772)	5,772	—	—
Prepaid expenses and other, net	—	200	749	—	949

Net cash provided (used) by operating activities	4	(5,386)	(52,690)	—	(58,072)

Cash flows from investing activities:
Capital expenditures	—	—	(1,876)	—	(1,876)
Net proceeds from the sale of subsidiary	—	—	1,554	—	1,554
Investments in subsidiaries	(78,035)	(78,613)	—	156,648	—

Net cash (used) provided by investing activities	(78,035)	(78,613)	(322)	156,648	(322)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	77,631	—	—	—	77,631
Proceeds from capital contributions	—	77,631	79,017	(156,648)	—
Proceeds from borrowings under senior credit facilities	—	21,000	—	—	21,000
Repayment of borrowings under senior credit facilities	—	(6,085)	—	—	(6,085)
Cash paid to bondholders in debt restructuring	—	(21,158)	—	—	(21,158)
Proceeds from collection of intercompany notes receivable	—	28,915	—	(28,915)	—
Repayment of intercompany notes payable	—	—	(28,915)	28,915	—
Debt issuance costs	—	(1,039)	—	—	(1,039)

Net cash provided (used) by financing activities	77,631	99,264	50,102	(156,648)	70,349

Net (decrease) increase in cash and cash equivalents	(400)	15,265	(2,910)	—	11,955
Cash and cash equivalents at beginning of period	401	16,453	3,102	—	19,956

Cash and cash equivalents at end of period	$1	$31,718	$192	$—	$31,911

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Nine Months Ended September 30, 2001

	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$139	$10,525	$(175,837)	$164	$—	$(165,009)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	—	—	62,307	—	—	62,307
Equity in income from joint ventures	—	—	—	(164)	—	(164)
Non-cash rent expense	—	—	1,614	—	—	1,614
Amortization of debt issuance costs	—	1,660	—	—	—	1,660
Write-down of intangible assets	—	—	11,500	—	—	11,500
Changes in operating assets and liabilities:
Accounts receivable	—	—	26,431	—	—	26,431
Inventories	—	—	1,099	—	—	1,099
Accounts payable and accrued expenses	(170)	(11,570)	5,421	—	—	(6,319)
Unexpired subscriptions and deferred revenue, net	—	—	(5,189)	—	—	(5,189)
Due to (from) affiliate	300	116,316	(116,491)	—	—	125
Prepaid expenses and other, net	—	—	6,856	—	—	6,856

Net cash provided (used) by operating activities	269	116,931	(182,289)	—	—	(65,089)

Cash flows from investing activities:
Capital expenditures	—	—	(33,620)	—	—	(33,620)
Distributions from joint venture	—	—	625	—	—	625
Net proceeds from sale of joint venture	—	—	1,700	—	—	1,700
Net proceeds from sale of international operations	—	—	7,783	—	—	7,783
Investments in subsidiaries	(106,000)	(137,907)	—	—	243,907	—
Acquisitions and investments, net of cash acquired	—	—	(251)	—	—	(251)
Acquisition of ZDP, net of cash acquired	—	—	(3,625)	—	—	(3,625)

Net cash (used) provided by investing activities	(106,000)	(137,907)	(27,388)	—	243,907	(27,388)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	—	1,234	—	(1,234)	4
Proceeds from issuance of preferred stock	88,953	—	28	—	(28)	88,953
Proceeds from issuance of equity securities	—	106,000	136,645	—	(242,645)	—
Proceeds from long-term borrowings	—	10,000	—	—	—	10,000
Repayment of borrowings under senior credit facilities	—	(89,539)	—	—	—	(89,539)
Proceeds from collection of intercompany notes receivable	—	9,412	—	—	(9,412)	—
Repayment of intercompany notes receivable	—	—	(9,412)	—	9,412	—
Debt issuance costs	—	(1,075)	—	—	—	(1,075)

Net cash provided (used) by financing activities	88,957	34,798	128,495	—	(243,907)	8,343

Net (decrease) increase in cash and cash equivalents	(16,774)	13,822	(81,182)	—	—	(84,134)
Cash and cash equivalents at beginning of period	17,371	371	84,514	—	—	102,256

Cash and cash equivalents at end of period	$597	$14,193	$3,332	$—	$—	$18,122

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

Restricted and Unrestricted Subsidiaries Financial Data

          The Company is the borrower and its consolidated subsidiaries are all guarantors under the Company’s debt agreements on a  full, unconditional, joint and several basis.  The Company is required to exclude the results of operations of the Unrestricted Subsidiaries and separately report the combining financial statements of the Restricted and Unrestricted Subsidiaries, as defined in these agreements.  Reflected below are combining balance sheets and statements of operations for the Company detailing the Restricted and Unrestricted Subsidiaries.

	At September 30, 2002

	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$1	$31,909	$1	$—	$31,911
Accounts receivable, net	—	30,011	3,088	—	33,099
Inventories	—	429	—	—	429
Prepaid expenses and other current assets	—	7,372	659	—	8,031
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	1	77,671	(4,202)	—	73,470
Property and equipment, net	—	24,535	3,664	—	28,199
Investments in subsidiaries	567,487	(3,779)	—	(563,708)	—
Intangible assets, net	—	346,164	—	—	346,164
Other assets, net	—	15,533	—	—	15,533

Total assets	$567,488	$460,124	$(538)	$(563,708)	$463,366

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$7,462	$529	$—	$7,991
Accrued expenses and other current liabilities	—	33,510	2,690	—	36,200
Unexpired subscriptions, net	—	37,348	22		37,370

Total current liabilities	—	78,320	3,241	—	81,561
Long-term debt	—	298,306	—	—	298,306
Other long-term liabilities	—	103,569	—	—	103,569
Other non-current liabilities	—	10,599	—	—	10,599

Total liabilities	—	490,794	3,241	—	494,035

Redeemable preferred stock	658,156	—	—	—	658,156

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	11,824	(3,356)	148,609	(148,609)	8,468
Accumulated deficit	(119,821)	(25,714)	(153,650)	(413,837)	(713,022)
Accumulated other comprehensive loss	—	(1,600)	—	—	(1,600)

Total stockholders’ (deficit) equity	(90,668)	(30,670)	(3,779)	(563,708)	(688,825)

Total liabilities and stockholders’ (deficit) equity	$567,488	$460,124	$(538)	$(563,708)	$463,366

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	At December 31, 2001

	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$401	$19,553	$2	$—	$19,956
Accounts receivable, net	—	40,026	5,200	—	45,226
Inventories	—	360	—	—	360
Prepaid expenses and other current assets	—	5,643	2,306	—	7,949
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	401	73,532	(442)	—	73,491
Property and equipment, net	—	40,207	8,073	—	48,280
Investments in subsidiaries	451,200	128,189	—	(579,389)	—
Intangible assets, net	—	375,199	72	—	375,271
Other assets, net	—	18,253	—	—	18,253

Total assets	$451,601	$635,380	$7,703	$(579,389)	$515,295

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$20,504	$843	$—	$21,347
Accrued expenses and other current liabilities	—	53,426	5,557	—	58,983
Current portion of long-term debt	—	7127	—	—	7127
Unexpired subscriptions, net	—	35,126	1,086	—	36,212

Total current liabilities	—	116,183	7,486	—	123,669
Long-term debt	—	422,074	—	—	422,074
Other non-current liabilities	—	8,879	—	—	8,879

Total liabilities	—	547,136	7,486	—	554,622

Redeemable preferred stock	515,987	—	—	—	515,987

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	18,743	—	28	(28)	18,743
Stock subscription loans	(1,164)	—	—	—	(1,164)
Additional paid-in capital	3,468	451,200	126,927	(578,127)	3,468
Accumulated deficit	(85,433)	(361,156)	(127,972)	—	(574,561)
Accumulated other comprehensive loss	—	(1,800)	—	—	(1,800)

Total stockholders’ (deficit) equity	(64,386)	88,244	217	(579,389)	(555,314)

Total liabilities and stockholders’ (deficit) equity	$451,601	$635,380	$7,703	$(579,389)	$515,295

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Three Months Ended September 30, 2002

	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Total

Revenue, net	$—	$37,175	$4,620	$41,795
Operating expenses:
Cost of production	—	14,605	1,224	15,829
Selling, general and administrative expenses	—	16,503	8,290	24,793
Depreciation and amortization of property and equipment	—	3,513	864	4,377
Amortization of intangible assets	—	4,655	—	4,655
Restructuring charges, net	—	13,431	—	13,431

Total operating expenses	—	52,707	10,378	63,085

Loss from operations	—	(15,532)	(5,758)	(21,290)
Gain on sale of subsidiary	—	—	684	684
Interest (income) expense, net	(1)	8,412	—	8,411

Income (loss) before income taxes	1	(23,944)	(5,074)	(29,017)
Income tax provision (benefit)	—	86	(36)	50

Net income (loss)	$1	$(24,030)	$(5,038)	$(29,067)

	Three Months Ended September 30, 2001

	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Total

Revenue, net	$—	$57,194	$5,476	$62,670
Operating expenses:
Cost of production	—	23,029	1,571	24,600
Selling, general and administrative expenses	—	30,253	19,829	50,082
Depreciation and amortization of property and equipment	—	4,473	2,843	7,316
Amortization of intangible assets	—	14,428	—	14,428
Restructuring charges, net	—	9,669	3,281	12,950
Write-down of intangible assets	—	10,545	955	11,500

Total operating expenses	—	92,397	28,479	120,876

Loss from operations	—	(35,203)	(23,003)	(58,206)
Equity in income from joint venture	—	16	—	16
Interest (income) expense, net	(6)	11,990	—	11,984

Income (loss) before income taxes	6	(47,177)	(23,003)	(70,174)
Income tax provision	—	92	202	294

Net income (loss)	$6	$(47,269)	$(23,205)	$(70,468)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Nine Months Ended September 30, 2002

	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Total

Revenue, net	$—	$133,134	$19,604	$152,738
Operating expenses:
Cost of production	—	52,650	4,243	56,893
Selling, general and administrative expenses	—	63,059	37,833	100,892
Depreciation and amortization of property and equipment	—	11,825	2,844	14,669
Amortization of intangible assets	—	14,264	—	14,264
Restructuring charges, net	—	20,871	965	21,836
Write-down of intangible assets	—	14,030	78	14,108

Total operating expenses	—	176,699	45,963	222,662

Loss from operations	—	(43,565)	(26,359)	(69,924)
Gain on sale of subsidiary	—	—	684	684
Interest (income) expense, net	(4)	34,355	—	34,351

Income (loss) before income taxes	4	(77,920)	(25,675)	(103,591)
Income tax provision	—	475	3	478

Net income (loss)	$4	$(78,395)	$(25,678)	$(104,069)

	Nine Months Ended September 30, 2001

	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Total

Revenue, net	$—	$213,652	$15,169	$228,821
Operating expenses:
Cost of production	—	80,511	7,589	88,100
Selling, general and administrative expenses	—	115,025	65,668	180,693
Depreciation and amortization of property and equipment	—	13,246	7,595	20,841
Amortization of intangible assets	—	41,466	—	41,466
Restructuring charges, net	—	10,719	3,281	14,000
Write-down of intangible assets	—	10,545	955	11,500

Total operating expenses	—	271,512	85,088	356,600

Loss from operations	—	(57,860)	(69,919)	(127,779)
Equity in income from joint ventures	—	164	—	164
Interest (income) expense, net	(268)	36,973	(3)	36,702

Income (loss) before income taxes	268	(94,669)	(69,916)	(164,317)
Income tax provision (benefit)	854	(4,583)	4,421	692

Net loss	$(586)	$(90,086)	$(74,337)	$(165,009)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

NOTE 8 - SEGMENT INFORMATION

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard is based on a management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company’s reportable segments. Asset information is not used for decision-making.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except per share data)

NOTE 8 - SEGMENT INFORMATION – (continued)

     The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which segregates its business by media platforms and product lines. The Company’s reportable segments are:

•

Established Businesses-established publications targeted to customers in the technology and electronic video games markets. This segment is comprised of the Restricted Subsidiaries and includes Ziff Davis Holdings Inc., the ultimate parent company.

•

Developing Businesses-recently launched publications, internet operations and business services for emerging product categories targeted to the consumer and business markets. This segment is comprised of the Unrestricted Subsidiaries.

     The Company evaluates the performance of its segments and allocates resources to them based on income before interest expense, provision for income taxes, depreciation and amortization expense and other non-cash charges and restructuring charges (“EBITDA”). Any inter-segment revenues included in segment data are not material.

     The following table presents information about the reported segments for the periods ending:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue, net:
Established Businesses	$37,175	$57,194	$133,134	$213,652
Developing Businesses	4,620	5,476	19,604	15,169

Total	$41,795	$62,670	$152,738	$228,821

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

EBITDA:
Established Businesses	$6,067	$3,928	$17,425	$18,280
Developing Businesses	(4,894)	(15,924)	(22,472)	(58,088)

Total	$1,173	$(11,996)	$(5,047)	$(39,808)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reconciliation of Segment EBITDA to consolidated loss before income taxes
Total segment EBITDA	$1,173	$(11,996)	$(5,047)	$(39,808)
Depreciation and amortization	9,032	21,744	28,933	62,307
Restructuring charges, net	13,431	12,950	21,836	14,000
Write-down of intangible assets	—	11,500	14,108	11,500
Gain on sale of subsidiary	(684)	—	(684)	—
Interest expense, net	8,411	11,984	34,351	36,702

Loss before income taxes	$(29,017)	$(70,174)	$(103,591)	$(164,317)

     Equity in income of investees included in the Established Businesses EBITDA for the three and nine months ended September 30, 2001 was $16 and $164, respectively.  All of the Company’s revenue is attributable to the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the nine months ended December 31, 2001 and notes thereto included in our Registration Statement on Form S-4 dated as of October 9, 2002 as well as the unaudited condensed financial statements included herein.  Historical results and percentage relationships set forth in these unaudited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

Overview

          Ziff Davis Holdings Inc. is a holding company which indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about technology and electronic video games, both in print and online, and produce eSeminars and webcasts. On April 5, 2000, we acquired ZDP from ZDI for $780.0 million plus expenses. This acquisition was accounted for under the purchase method of accounting. In January 2002, we changed our year-end from March 31 to December 31, effective December 31, 2001. Ziff Davis Holdings is majority owned by Willis Stein.

           We had no operations prior to April 5, 2000. Ziff Davis Holdings’ financial statements as of December 31, 2001 and for the nine months then ended, and as of March 31, 2001 and for the fiscal year then ended, are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries.  Ziff Davis Holdings’ financial statements as of September 30, 2002 and 2001 and for the three and nine month periods then ended are unaudited.

          Our operations are classified into two reportable operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the publishing assets that were acquired from ZDI and are collectively referred to under our debt agreements as the “Restricted Subsidiaries”. Since April 5, 2000, we have formed two subsidiaries which are focused on developing and launching new products and businesses. These subsidiaries, LaunchCo and InternetCo, represent our Developing Businesses segment and are collectively referred to and defined under our debt agreements as “Unrestricted Subsidiaries”. We are developing new publications and businesses through LaunchCo and developing Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers through InternetCo.  For further segment information, see Note 8 to our unaudited financial statements included herein.

           In connection with the ZDP acquisition, we determined that certain of the wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet our long-term strategic objectives. As a result, these operations were sold on August 4, 2000.

Technology Sector and Economic Trends

          Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by our clients, the extent to which sellers elect to advertise using print and online media, changes in paper prices and postage rates, and competition among computer technology marketers, including print publishers, and providers of other technology information services.  Accordingly, we may experience fluctuations in revenue and profitability from period to period.  Many of our large customers concentrate their advertising expenditures around major new product or service launches.  Marketing expenditures by technology companies can also be affected by factors generally affecting the technology industry, including pricing pressures and temporary surpluses of inventory.

          Our revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches.  New publications generally require several years to achieve profitability and upon achieving initial profitability, often have lower operating margins than more established publications.  Accordingly, our total Company revenue and profitability from year to year may be affected by the number and timing of new product launches.  If we conclude that a new publication or service will not achieve certain milestones with regard to revenue, profitability and cash flow within a reasonable period of time, management may discontinue such publication or service or merge it into another existing publication or service.

          Current economic trends in the United States have had a significant negative impact on our business.  These trends include consolidation among our advertisers and a general decline in advertising spending.  In response to this decline, we began a cost reduction and restructuring program in 2001, which has continued into 2002, and as a result of which we discontinued publications, consolidated operations and eliminated headcount.  In August 2002, we completed a comprehensive financial restructuring plan (see Liquidity and Capital Resources).

Results of Operations – Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

          The table below sets forth our results of operations for the three months ended September 30, 2002 and 2001.  For comparative purposes, closed titles and businesses have been segregated in the discussion below.  In 2002, Ziff Davis SMART BUSINESS, Yahoo! Internet Life and related websites were closed, The Net Economy’s assets were sold and eTESTING LABS Inc. was sold.  In 2001, we closed Family PC, Expedia Travels, Interactive Week, Smart Partner and certain other developmental businesses.

	Three Months Ended September 30, 2002

	Established Businesses			Developing Businesses
							Total Company
(in millions)	Continuing	Closed	Total	Continuing	Closed	Total

Revenue, net	$36.1	$1.1	$37.2	$4.6	$—	$4.6	$41.8
Operating expenses:
Cost of production	14.0	0.6	14.6	1.2	—	1.2	15.8
Selling, general and administrative expenses	16.0	0.5	16.5	8.4	(0.1)	8.3	24.8
Depreciation and amortization of property and equipment	3.5	—	3.5	0.9	—	0.9	4.4
Amortization of intangible assets	4.7	—	4.7	—	—	—	4.7
Restructuring charges, net	13.4	—	13.4	—	—	—	13.4

Total operating expenses	51.6	1.1	52.7	10.5	(0.1)	10.4	63.1

(Loss) income from operations	(15.5)	—	(15.5)	(5.9)	0.1	(5.8)	(21.3)
Gain on sale of subsidiary	—	—	—	—	0.7	0.7	0.7
Interest expense, net	8.4	—	8.4	—	—	—	8.4

(Loss) income before income taxes	(23.9)	—	(23.9)	(5.9)	0.8	(5.1)	(29.0)
Income tax provision	0.1	—	0.1	—	—	—	0.1

Net loss	$(24.0)	$—	$(24.0)	$(5.8)	$0.8	$(5.0)	$(29.0)

EBITDA(2)	$6.1	$—	$6.1	$(5.0)	$0.1	$(4.9)	$1.2

	Three Months Ended September 30, 2001(1)

	Established Businesses			Developing Businesses
							Total Company
(in millions)	Continuing	Closed	Total	Continuing	Closed	Total

Revenue, net	$39.4	$17.8	$57.2	$1.5	$4.0	$5.5	$62.7
Operating expenses:
Cost of production	14.6	8.4	23.0	0.6	1.0	1.6	24.6
Selling, general and administrative expenses	18.0	12.3	30.3	10.7	9.1	19.8	50.1
Depreciation and amortization of property and equipment	4.4	0.1	4.5	2.3	0.5	2.8	7.3
Amortization of intangible assets	14.4	—	14.4	—	—	—	14.4
Restructuring charges, net	9.7	—	9.7	3.3	—	3.3	13.0
Write-down of intangible assets	10.5	—	10.5	1.0	—	1.0	11.5

Total operating expenses	71.7	20.7	92.4	17.9	10.6	28.5	120.9

Loss from operations	(32.2)	(3.0)	(35.2)	(16.3)	(6.7)	(23.0)	(58.2)
Equity in income from joint ventures	—	—	—	—	—	—	—
Interest expense, net	12.0	—	12.0	—	—	—	12.0

Loss before income taxes	(44.2)	(3.0)	(47.2)	(16.3)	(6.7)	(23.0)	(70.2)
Income tax provision	0.1	—	0.1	0.2	—	0.2	0.3

Net loss	$(44.3)	$(3.0)	$(47.3)	$(16.5)	$(6.7)	$(23.2)	$(70.3)

EBITDA(2)	$6.8	$(2.9)	$3.9	$(9.8)	$(6.1)	$(15.9)	$(12.0)

(1)

Prior year amounts have been reclassified to reflect current year adoption of a newly issued accounting pronouncement.
As of January 1, 2002, the Company adopted the Emerging Issues Task Force Nos. 01-9 and 00-25, which required the netting of product placement and distribution costs against reported revenue.  There was no effect on EBITDA.

(2)

EBITDA is defined as income before interest expense, provision for income taxes, depreciation and amortization expense and other charges, such as the write-down of intangible assets and restructuring charges. EBITDA, as defined, is not a measure of performance under GAAP, and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. EBITDA (subject to certain adjustments) is also a component of our debt compliance calculations. However, our method of computation may not be comparable to similarly titled measures of other companies.

Established Businesses segment

          Total revenue from the Established Businesses was $37.2 million for the three months ended September 30, 2002, a decrease of $20.0 million, or 35.0% compared to $57.2 million in the same period last year.  Closed titles accounted for $16.7 million of the revenue decrease, representing $1.1 million and $17.8 million of total revenue in the three months ended September 30, 2002 and 2001, respectively.  Revenue from the continuing Established Businesses was $36.1 million for the three months ended September 30 2002, a decrease of $3.3 million or 8.4%, compared to $39.4 million in the same period last year.  The decrease was primarily due to the weak technology advertising market and related pricing pressure, partially offset by an increase in total advertising pages.  The $3.3 million decrease was largely due to an advertising revenue decline of $2.7 million primarily related to a decline in advertising pages from our technology publications, offset by an increase in advertising pages from our electronic games publications.  Circulation revenue increased $0.4 million or 4.9%, to $8.7 million.  This increase relates to a 13.7% increase in single-copy revenue, partially offset by a 3.3% decrease in subscription revenue.  Newsstand sales improved largely from increased single copy sales for our electronic games publications, however, subscription revenue has been negatively impacted by current economic conditions.  Other revenue was down $1.0 million, or 28.0%, primarily driven by decreased royalty revenue due to the termination of our license agreement with ZDNet.

          Total cost of production related to the Established Businesses was $14.6 million for the three months ended September 30, 2002, compared to $23.0 million for the comparable prior year period, an $8.4 million, or 36.5% decrease. Cost of production related to our closed titles within this segment was $0.6 million and $8.4 million in the three months ended September 30, 2002 and 2001, respectively.  Cost of production for the continuing Established Businesses for the three months ended September 30, 2002 was $14.0 million, down 4.1% or $0.6 million, compared to $14.6 million in the prior year period.  The decrease was primarily related to lower manufacturing and paper costs resulting from the decline in the total number of advertising and editorial pages produced in our technology publications.  This decrease was partially offset by increased pages produced by our electronic games publications and higher distribution costs due to the 9.9% U.S. Postal Service increase in July 2002.  Cost of production as a percentage of revenue increased from 37.1% to 38.8% for the three months ended September 30, 2001 and 2002, respectively.  This increase is primarily attributable to the decline in revenue described above.

          Total selling, general and administrative expenses, excluding restructuring charges, related to the Established Businesses were $16.5 million for the three months ended September 30, 2002, compared to $30.3 million for the comparable prior year period, a $13.8 million, or 45.5% decrease.  Closed titles represented $11.8 million of the cost reduction with their related expenses decreasing to $0.5 million in the three months ended September 30, 2002 from $12.3 million in the prior year period.  Selling, general and administrative expenses, excluding restructuring charges, related to the continuing Established Businesses were $16.0 million for the three months ended September 30, 2002, down 11.1% or $2.0 million from $18.0 million in the same period last year.  This decrease was primarily related to cost reductions realized in editorial, sales, marketing and circulation acquisition expense.  Selling, general and administrative expenses as a percentage of revenue decreased from 45.7% for the three months ended September 30, 2001 to 44.3% for the three months ended September 30, 2002.  This decline is primarily due to the Company’s continuing cost reduction program.

          During the three months ended September 30, 2002, closed titles results within the Established Businesses included Yahoo! Internet Life.  During the three months ended September 30, 2001, in addition to the title above, closed titles results included Ziff Davis SMART BUSINESS, Family PC, Interactive Week and Smart Partner.

Developing Businesses segment

          Total revenue from the Developing Businesses was $4.6 million for the three months ended September 30, 2002, a decrease of $0.9 million from $5.5 million in the same period last year.  Closed titles and businesses within this segment accounted for $4.0 million of the total revenue in the three months ended September 30. 2001 and zero in the current period.  Revenue from the continuing Developing Businesses was $4.6 million for the three months ended September 30, 2002 compared to $1.5 million for the prior year period.  The increase primarily relates to increased advertising revenue for Baseline and for our Internet properties.

          Total cost of production related to the Developing Businesses was $1.2 million for the three months ended September 30, 2002, compared to $1.6 million for the comparable prior year period, a $0.4 million decrease.  Developing Businesses had no cost of production related to closed titles and businesses in the three months ended September 30, 2002 compared to $1.0 million in the prior year period.  Cost of production related to continuing Developing Businesses was $1.2 million for the three months ended September 30, 2002, compared to $0.6 million for the same prior year period.  The increase is primarily due to higher production costs related to Baseline, which was in its early development stages during the same period last year.

          Total selling, general and administrative expenses, excluding restructuring charges, related to the Developing Businesses were $8.3 million for the three months ended September 30, 2002, compared to $19.8 million for the comparable prior year period, an $11.5 million decrease.  Closed titles represented $9.1 million of the total expense reduction, all of which was incurred in the three months ended September 30, 2001 compared to none in the current period.  Selling, general and administrative expenses related to the continuing Developing Businesses were $8.4 million and $10.7 million for the three months ended September 30, 2002 and 2001, respectively.  The decrease relates primarily to our Internet properties, which were in their early development stages during the same prior year period and incurred significant audience and content development costs that did not reoccur in the current year period.

          During the three months ended September 30, 2002, closed titles results within the Developing Businesses included eTESTING LABS Inc., which was sold in July 2002.  During the three months ended September 30, 2001, in addition to eTESTING LABS Inc., closed titles results included The Net Economy, Expedia Travels and certain other developmental businesses.  The online businesses associated with all of our closed publications are also in the results of closed titles for the respective periods.

Depreciation and amortization expense and write-down of intangible assets

          Depreciation and amortization expenses were $4.4 million and $7.3 million for the three months ended September 30, 2002 and 2001, respectively.  The decrease is primarily attributable to a decrease in the balance of assets being depreciated or amortized.  This decrease occurred as a result of our  cost reduction and restructuring program, begun in 2001, during which we wrote-down a net book value of $219.8 million of goodwill and intangible assets and $30.8 million of fixed assets related to closed titles and businesses for the nine months ended December 31, 2001.

          In the nine months ended September 30, 2002, we wrote-down a net book value of $14.1 million of goodwill and intangible assets and $4.7 million of fixed assets, including $2.0 million in the three months ended September 30, 2002 as our cost reduction and restructuring program continued.  These write-offs, and write-offs in prior periods, will reduce quarterly and calendar 2002 depreciation and amortization expense by approximately $9.1 million and $36.0 million, respectively.  In the three months ended September 30, 2001, we wrote-off a net book value of $11.5 million in intangible assets primarily related to the closure of Family PC.

          Upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we no longer amortize goodwill and indefinite lived intangible assets beginning January 1, 2002, which resulted in further reduction of quarterly and annual amortization expense by approximately $2.9 million and $11.6 million, respectively.

Restructuring charges, net

          As a result of our cost reduction and restructuring program, we recorded a net restructuring charge of $13.0 million in the three months ended September 30, 2002.  This charge reflects, $11.4 million of cash expenses associated with  employee severance and  consolidation costs for certain office locations, legal and other professional fees associated with our financial restructuring plan and $2.0 million of non-cash expenses associated with the write-off fixed assets related to facilities consolidation.

          For the three months ended September 30, 2001, we incurred a charge of $14.0 million for our 2001 cost reduction and restructuring program.  These costs primarily related to employee severance and the cost to exit activities associated with the closure of Family PC magazine and its related website, the restructuring of our sales, marketing and editorial functions across all platforms, the closure of Zcast.tv, a website, and the consolidation of our facilities.

Interest expense, net

          Interest expense was $8.4 million for the three months ended September 30, 2002 compared to $12.0 for the three months ended September 30, 2001.  Our weighted average debt outstanding was approximately $369.5 million and $433.7 million, and our weighted average interest rate was 10.37% and 10.44% for the three months ended September 30, 2002 and 2001, respectively.  Interest rates through August 12, 2002 include a 2.00% default rate due to our October 2001 event of default under our Senior Credit Facility.  As discussed below, we completed our financial restructuring plan in August 2002.  As a result of this financial restructuring, our interest expense will be lower in future periods due to lower debt levels and the elimination of the default interest rates.

Gain on sale of subsidiary

          On July 15, 2002, we sold our subsidiary, eTESTING LABS Inc. and realized a gain of approximately $0.7 million in the three months ended September 30, 2002.

Joint ventures

          In October 2001, we sold our 50% ownership interest in Mac Publishing LLC.  For  the three months ended September 30, 2001, our earnings in income from joint ventures was approximately break even.

Income taxes

          The income tax provision of $0.1 million for the three months ended September 30, 2002 and the income tax provision of $0.3 million in the three months September 30, 2001 represent effective rates of negative 0.2%  and negative 0.4%, respectively.  The negative effective rate for the three months ended September 30, 2002 results from certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position.  Effective tax rates are estimated based on expectations of current year results.

Net loss

          Net loss of $29.1 million for the three months ended September 30, 2002 represents an improvement of $41.4 million compared to net loss of $70.5 million for the three months ended September 30, 2001.  The improvement is primarily due to the impact of  our cost reduction and restructuring program implemented over the last several quarters along with our ceasing the amortization of goodwill and certain indefinite lived intangible assets, in accordance with SFAS 142.

Results of Operations – Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

          The table below sets forth our results of operations for the nine months ended September 30, 2002 and 2001.  For comparative purposes, closed titles and businesses have been segregated in the discussion below.  In 2002, Ziff Davis SMART BUSINESS, Yahoo! Internet Life and related websites were closed, The Net Economy’s assets were sold and eTESTING LABS Inc. was sold.  In 2001, we closed Family PC, Expedia Travels, Interactive Week, Smart Partner and certain other developmental businesses.

	Nine Months Ended September 30, 2002

	Established Businesses			Developing Businesses
							Total Company
(in millions)	Continuing	Closed	Total	Continuing	Closed	Total

Revenue, net	$120.0	$13.1	$133.1	$13.9	$5.7	$19.6	$152.7
Operating expenses:
Cost of production	45.7	6.9	52.6	3.8	0.5	4.3	56.9
Selling, general and administrative expenses	50.9	12.2	63.1	28.8	9.0	37.8	100.9
Depreciation and amortization of property and equipment	11.8	—	11.8	2.8	—	2.8	14.7
Amortization of intangible assets	14.3	—	14.3	—	—	—	14.3
Restructuring charges, net	20.9	—	20.9	0.9	—	0.9	21.8
Write-down of intangible assets	14.0	—	14.0	0.1	—	0.1	14.1

Total operating expenses	157.6	19.1	176.7	36.5	9.6	46.0	222.7

Loss from operations	(37.6)	(6.0)	(43.6)	(22.6)	(3.8)	(26.4)	(69.9)
Gain on sale of subsidiary	—	—	—	—	0.7	0.7	0.7
Interest expense, net	34.4	—	34.4	—	—	—	34.4

Loss before income taxes	(72.0)	(5.9)	(77.9)	(22.6)	(3.1)	(25.7)	(103.6)
Income tax provision	0.5	—	0.5	—	—	—	0.5

Net loss	$(72.5)	$(5.9)	$(78.4)	$(22.6)	$(3.1)	$(25.7)	$(104.1)

EBITDA(2)	$23.4	$(5.9)	$17.4	$(18.7)	$(3.8)	$(22.5)	$(5.1)

	Nine Months Ended September 30, 2001(1)

	Established Businesses			Developing Businesses
							Total Company
(in millions)	Continuing	Closed	Total	Continuing	Closed	Total

Revenue, net	$145.8	$67.8	$213.6	$2.4	$12.8	$15.2	$228.8
Operating expenses:
Cost of production	50.8	29.7	80.5	2.3	5.3	7.6	88.1
Selling, general and administrative expenses	61.4	53.6	115.0	32.9	32.8	65.7	180.7
Depreciation and amortization of property and equipment	13.0	0.2	13.2	6.3	1.3	7.6	20.8
Amortization of intangible assets	41.5	—	41.5	—	—	—	41.5
Restructuring charges, net	10.7	—	10.7	3.3	—	3.3	14.0
Write-down of intangible assets	10.5	—	10.5	1.0	—	1.0	11.5

Total operating expenses	187.9	83.6	271.5	45.7	39.4	85.1	356.6

Loss from operations	(42.1)	(15.8)	(57.9)	(43.3)	(26.6)	(69.9)	(127.8)
Equity in income from joint ventures	—	0.2	0.2	—	—	—	0.2
Interest expense, net	36.7	—	36.7	—	—	—	36.7

Loss before income taxes	(78.8)	(15.6)	(94.4)	(43.4)	(26.6)	(70.0)	(164.3)
Income tax (benefit) provision	(3.7)	—	(3.7)	4.4	—	4.4	0.7

Net loss	$(75.1)	$(15.6)	$(90.7)	$(47.8)	$(26.6)	$(74.3)	$(165.0)

EBITDA(2)	$33.6	$(15.3)	$18.3	$(32.8)	$(25.3)	$(58.1)	$(39.6)

(1)

Prior year amounts have been reclassified to reflect current year adoption of a newly issued accounting pronouncement.
As of January 1, 2002, the Company adopted the Emerging Issues Task Force Nos. 01-9 and 00-25, which required the netting of product placement and distribution costs against reported revenue.  There was no effect on EBITDA.

(2)

EBITDA is defined as income before interest expense, provision for income taxes, depreciation and amortization expense and other charges, such as the write-down of intangible assets and restructuring charges. EBITDA, as defined, is not a measure of performance under GAAP, and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. EBITDA (subject to certain adjustments) is also a component of our debt compliance calculations. However, our method of computation may not be comparable to similarly titled measures of other companies.

Established Businesses segment

          Total revenue from the Established Businesses was $133.1 million for the nine months ended September 30, 2002, a decrease of $80.5 million or 37.7% compared to $213.6 million in the same period last year.  Closed titles accounted for $54.7 million of the revenue decrease, representing $13.1 million and $67.8 million of total revenue in the nine months ended September 30, 2002 and 2001, respectively.  Revenue from the continuing Established Businesses was $120.0 million for the nine months ended September 30 2002, a decrease of $25.8 million, or 17.7% compared to $145.8 million in the same period last year.  The decrease was primarily due to the weak technology advertising market and related pricing pressure, partially offset by an increase in total advertising pages.  The $25.8 million decrease was largely due to an advertising revenue decline of $19.3 million primarily related to a decline in advertising pages from our technology publications, offset by an increase in advertising pages from our electronic games publications.  Circulation revenue increased $0.5 million or 1.6%, to $30.6 million.  This increase relates to a 19.5% increase in single-copy revenue, partially offset by an 11.5% decrease in subscription revenue.  Newsstand sales improved largely from increased single copy sales for our game publications, however, subscription revenue has been negatively impacted by current economic conditions.  Other revenue was down $7.0 million, or 47.6%, primarily driven by decreased royalty revenue due to the termination of our license agreement with ZDNet.

          Total cost of production related to the Established Businesses was $52.6 million for the nine months ended September 30, 2002, compared to $80.5 million for the comparable prior year period, a $27.9 million, or 34.7% decrease.  Closed titles had $6.9 million and $29.7 million in cost of production expense in the nine months ended September 30, 2002 and 2001, respectively, accounting for $22.8 million of the total expense decrease.  Cost of production for continuing Established Businesses for the nine months ended September 30, 2002 was $45.7 million, down 10.0% or $5.1 million compared to $50.8 million in the prior year period.  The decrease was primarily related to lower manufacturing and paper costs because of the decline in the total number of advertising and editorial pages produced in our technology publications, partially offset by increased pages produced by our electronic games publications and by an increase in postage rates.  Cost of production as a percentage of revenue increased from 34.8% to 38.1% for the nine months ended September 30, 2001 and 2002, respectively.  This increase is primarily attributable to the decline in revenue described above.

          Total selling, general and administrative expenses, excluding restructuring charges, related to the Established Businesses were $63.1 million for the nine months ended September 30, 2002, compared to $115.0 million for the comparable prior year period, a $51.9 million, or 45.1% decrease.  Closed titles represented $41.4 million of the cost reduction with their related expenses decreasing to $12.2 million in the nine months ended September 30, 2002 from $53.6 million in the prior year period.  Selling, general and administrative expenses, excluding restructuring charges, related to continuing Established Businesses were $50.9 million for the nine months ended September 30, 2002, down 17.1% or $10.5 million from $61.4 million in the same period last year.  This decrease was primarily related to cost reductions realized in editorial, sales, marketing and circulation acquisition expense.  Selling, general and administrative expenses as a percentage of revenue increased from 42.1% for the nine months ended September 30, 2001 to 42.4% for the nine months ended September 30, 2002.  This increase is primarily related to the revenue decline described above.

          During the nine months ended September 30, 2002 and 2001, closed titles results within the Established Businesses included Yahoo! Internet Life, Ziff Davis SMART BUSINESS, Family PC, Interactive Week and Smart Partner.

Developing Businesses segment

          Total revenue from the Developing Businesses was $19.6 million for the nine months ended September 30, 2002, an increase of $4.4 million compared to $15.2 million in the same period last year.  Closed titles and businesses in this segment accounted for $5.7 million of revenue in the nine months ended September 30, 2002, representing a revenue decrease of $7.1 million from the $12.8 million of related revenue in the prior year period.  Revenue from the continuing Developing Businesses was $13.9 million for the nine months ended September 30, 2002 compared to $2.4 million, for the prior year period.  The increase primarily relates to increased advertising revenue for CIO Insight, Baseline and for our Internet properties, all of which were in their early launch stages in 2001.

          Total cost of production related to the Developing Businesses was $4.3 million for the nine months ended September 30, 2002, compared to $7.6 million for the comparable prior year period, a $3.3 million decrease.  Cost of production related to closed titles and businesses decreased to $0.5 million in the nine months ended September 30, 2002 from $5.3 million in the same period last year, accounting for a $4.8 million expense reduction.  Cost of production related to the continuing Developing Businesses was $3.8 million for the nine months ended September 30, 2002 compared to $2.3 million for the same prior year period.  The increase is primarily due to higher production costs related to Baseline, which was in its early development stages during the same period last year.

          Total selling, general and administrative expenses, excluding restructuring charges, related to the Developing Businesses were $37.8 million for the nine months ended September 30, 2002, compared to $65.7 million for the comparable prior year period, a $27.9 million decrease.  Closed titles and businesses represented $23.8 million of the cost reduction with their related expenses decreasing to $9.0 million in the nine months ended September 30, 2002 from $32.8 million in the prior year period.  Selling, general and administrative expenses, excluding restructuring charges, related to the continuing Developing Businesses were $28.8 million and $32.9 million for the nine months ended September 30, 2002 and 2001, respectively.  The decrease relates primarily to our Internet properties, which were in their early development stages during the same prior year period and incurred significant audience and content development costs that did not reoccur in the current year period.

          During the nine months ended September 30, 2002 and 2001, closed titles results within the Developing Businesses included The Net Economy, Expedia Travels, eTESTING LABS Inc. and certain other developmental businesses.  The online businesses associated with all of our closed publications are also in the results of closed titles for the respective periods.

Depreciation and amortization expense and write-down of intangible assets

          Depreciation and amortization expenses were $14.7 million and $20.8 million for the nine months ended September 30, 2002 and 2001, respectively.  The decrease is primarily attributable to significant write-offs recorded as part of the cost reduction and restructuring program, described earlier, which resulted in a decrease in the balance of assets being depreciated or amortized.

          In the nine months ended September 30, 2002, we wrote-off a net book value of $14.1 million of goodwill and intangible assets and $4.7 million of fixed assets as our cost reduction and restructuring program continued.  In the nine months ended September 30, 2001, we wrote-off a net book value of $11.5 million primarily related to the closure of Family PC.  The above mentioned write-offs and write-offs in other periods, will reduce quarterly and calendar 2002 depreciation and amortization expense by approximately $9.1 million and $36.0 million, respectively

          Upon adoption of SFAS 142, we no longer amortized goodwill and indefinite lived intangible assets beginning January 1, 2002, which will result in further reduction of quarterly and annual amortization expense by approximately $2.9 million and $11.6 million, respectively.

Restructuring charges, net

          As a result of our 2002 cost reduction and restructuring program, we recorded a net restructuring charge of $21.8 million for the nine months ended September 30, 2002, which is in addition to the $14.1 million write-down of intangible assets described above.  This charge reflects, $17.1 million of cash expenses associated with employee severance and  consolidation costs for certain office locations legal and other professional fees associated with our financial restructuring plan and $4.7 million reflects non-cash expenses associated with the write-off of intangible assets related to the closure of Ziff Davis SMART BUSINESS and Yahoo! Internet Life and fixed assets related to facilities consolidation.

          For the nine months ended September 30, 2001, we incurred a charge of $14.0 million for our 2001 cost reduction and restructuring program.  These costs are primarily related to employee severance and cost to exit activities associated with the closure of Family PC magazine and its related website, the restructuring of our sales, marketing and editorial functions across all platforms, the closure of Zcast.tv, a website, and the consolidation of the our facilities.

          As of September 30, 2002, we had approximately $16.4 million of accrued costs remaining related to our restructuring program.  The remaining accrued expenditures primarily relate to workforce reduction costs, facilities consolidation expenses and financial restructuring plan costs, and we anticipate making approximately $5.1 million of cash payments related to those accruals in 2002.

Interest expense, net

          Interest expense was $34.4 million for the nine months ended September 30, 2002 compared to $36.7 for the nine months ended September 30, 2001.  Our weighted average debt outstanding was approximately $419.5 million and $461.3 million, and our weighted average interest rate was 10.77% and 10.56% for the nine months ended September 30, 2002 and 2001, respectively.  Interest rates during the nine months ended September 30, 2002 include a 2.00% default rate through August 12, 2002 due to our October 2001 event of default under our Senior Credit Facility.  As discussed below, we completed our financial restructuring plan in August 2002.  As a result of this financial restructuring, our interest expense will be lower in future periods due to lower debt levels and the elimination of the default interest rates.

Gain on sale of subsidiary

          On July 15, 2002, we sold our subsidiary, eTESTING LABS Inc., and realized a gain of approximately $0.7 million in the nine months ended September 30, 2002.

Joint ventures

          In October 2001, we sold our 50% ownership interest in Mac Publishing LLC.  Our equity in income from this joint venture was $0.2 million in the nine months ended September 30, 2001.

Income taxes

          The income tax provision of $0.5 million for the nine months ended September 30, 2002 and the income tax provision of $0.7 million in the nine months ended September 30, 2001 represent effective rates of negative 0.5% and negative 0.4%, respectively.  The negative effective rate for the nine months ended September 30, 2002 results from certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position.  Effective tax rates are estimated based on expectations of current year results.

Net loss

          Net loss of $104.1 million for the nine months ended September 30, 2002 represents an improvement of $60.9 million compared to net loss of $165.0 million for the nine months ended September 30, 2001.  The improvement is primarily due to the impact of our cost reduction and restructuring program implemented over the last several quarters along with our ceasing the amortization of goodwill and certain indefinite lived intangible assets, in accordance with SFAS 142.

Liquidity and Capital Resources

          Total cash at September 30, 2002 was $31.9 million.  We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

          Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries.  As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo.  The Restricted Subsidiaries represent our Established Businesses segment and are generally comprised of businesses that were acquired from ZDI.  The Senior Credit Facility and indentures governing the 12% Notes and Compounding Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources.  The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries.

          As of September 30, 2002, total indebtedness was $298.3 million and consisted of $185.9 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $12.3 million under the 12% Notes and $91.9 million under the Compounding Notes.

          Borrowings under the Senior Credit Facility bore interest rates ranging from 6.01% to 6.58% as of September 30, 2002.  At September 30, 2002, no additional borrowing was available under the revolving portion of our Senior Credit Facility.

Financial Restructuring Plan

          In order to address certain liquidity and debt compliance issues, we initiated a financial restructuring plan in 2001, which was completed on August 12, 2002.  As part of the restructuring, we offered to exchange a combination of (i) cash, (ii) new compounding senior subordinated notes (the “Compounding Notes”) and (iii) preferred stock and common stock warrants for our existing 12% Notes (collectively, the “Exchange Offer”).  In addition, we amended and restated our Senior Credit Facility.

          Key terms of the financial restructuring were as follows:

•

We received an equity contribution of $80.0 million from Willis Stein in exchange for the issuance of a new series D redeemable preferred stock issued by Ziff Davis Holdings with an aggregate liquidation preference of approximately $80.0 million as well as approximately 38.6 million warrants, each representing the right to purchase one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share. The contribution was comprised of $10.1 million of cash received during the quarter ended June 30, 2002, approximately $62.5 million of cash received in August 2002, and approximately $7.4 million in liquidation preference of series D preferred stock issued by Ziff Davis Holdings in lieu of a cash payment which otherwise would have been owed to Willis Stein by the Company with respect to the 12% Notes held by Willis Stein.

•

Accredited investors representing approximately 95.1% in aggregate principal amount of our 12% Notes who tendered their notes received an aggregate of approximately $21.2 million in cash and $90.3 million in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28.5 million in liquidation preference of a new series of preferred stock (“Series E preferred stock”) and warrants for the purchase of 5.2 million shares of common stock of Ziff Davis Holdings in exchange for their 12% Notes.

•

The Compounding Notes will accrue interest in semi-annual periods, commencing on February 15 and August 15 of each year, with the first period ending on February 15, 2003. For the first four years, interest will accrue at rates ranging from 12% to 14% and may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest accruing after August 12, 2006, interest shall be payable in cash at a rate of 12% per annum.

•

The Series E preferred stock will accrue dividends at a rate of 10% per annum and is subject to mandatory redemption on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by Ziff Davis Holdings’ board of directors. In addition, so long as any series D redeemable preferred stock remains outstanding, and without the prior written consent of Willis Stein, together with the holder or holders of a majority of the outstanding shares of series D redeemable preferred stock, Ziff Davis Holdings will not be permitted directly or indirectly to pay or declare any cash dividend or make any distribution to the holders of series E preferred stock and our Senior Credit Facility and the indenture governing the 12% Notes and the Compounding Notes each restricts the payment of dividends to holders of capital stock of Ziff Davis Holdings.

•	Interest due to holders of the $12.3 million principal amount of 12% Notes not tendered, previously due on July 15, 2002, was funded on August 14, 2002.

•

We amended and restated our Senior Credit Facility providing for, among other terms: (1) waiver of all existing defaults, (2) deferral of principal payments for eight quarters, (3) removal of the obligation to pay the default interest rate on the outstanding principal and (4) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.

          The Exchange Offer was accounted for in accordance with the troubled debt restructuring provision of SFAS 15.  Accordingly, no gain was recognized on the exchange, rather the value of the Compounding Notes as reported on our balance sheet was increased by an amount deemed to be accrued interest.  After completing this transaction, our total debt was reduced by approximately $147.4 million.

Outlook and Future Liquidity Needs

          We anticipate that consolidated EBITDA for the fourth quarter of 2002 for Ziff Davis Holdings Inc. will be in the range of $10.0 million to $12.0 million, compared to $(4.5) million of EBITDA losses for the quarterly period ended December 31, 2001.

          As a result of the financial restructuring, we believe that our cash on hand, coupled with future cash generated from operations will be sufficient to meet our liquidity, working capital and capital spending needs for the foreseeable future.  The financial restructuring will also result in a significant reduction on cash debt service requirements, estimated at over $30.0 million annually over the next several years.

          In addition, we will continue to benefit from our cost reduction program as we further streamline our operations and consolidate our facilities.  As a result of these factors, we expect to generate positive cash flow in the fourth quarter of 2002 in the range of $4.0 million to $6.0 million

          The foregoing three paragraphs (as well as certain other information in this report) constitute “forward-looking statements” within the meaning of Section 21D of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  You should not place undue reliance on these statements because they speak as of the date of this report and are based on assumptions, some of which may turn out to be incorrect.  You should understand that many factors could affect our actual financial results or results of operations and could cause our actual results to differ materially from those in the forward-looking statements.  See the discussion of “Forward-Looking Statements and Risk Factors”.  We do not have any obligation or intention to release publicly any revisions to these forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.  All prior forward-looking statements made by the Company regarding its anticipated operating results, including those made in previous reports filed or provided under the Exchange Act should not be relied upon in any manner in light of this updated information.

Sources and Uses of Cash – Nine Months Ended September 30, 2002 and 2001

          Details of changes in cash and cash equivalents during the nine months ended September 30, 2002 and 2001 are discussed below.

          Operating Activities.  Cash used by operating activities was $58.1 million for the nine months ended September 30, 2002, compared to $65.1 million used by operating activities for the nine months ended September 30, 2001, representing decreased cash usage of $7.0 million.  The decrease in cash used was primarily attributable to improved operating results partially offset by cash expenditures related to the cost reduction and restructuring program.

          Investing Activities.  Cash used by investing activities was $0.3 million for the nine months ended September 30, 2002, representing $1.9 million of capital expenditures offset by $1.6 million in net proceeds from the sale of eTESTING LABS Inc.  Cash used by investing activities was $27.4 million in the nine months ended September 30, 2001. This reflects $33.6 million in capital expenditures (primarily related to our Internet operations which were in their early developmental stages), partially offset by proceeds of $9.5 million from the sale of our international operations and our joint venture, ZDNet Media (China) LDC, and distributions of $0.6 million from our Macworld joint venture.  We anticipate making additional capital investments in connection with the continued development of the businesses of the Unrestricted Subsidiaries, however, the amount and timing of such investments has not yet been determined and will vary depending upon the implementation of the related business plans.

          Financing Activities.  Cash provided by financing activities was $70.3 million for the nine months ended September 30, 2002.  Proceeds from the sale of preferred stock were $77.6 million.  Additionally, we borrowed $21.0 million under our Senior Credit Facility.  These proceeds were partially offset by $21.2 million paid to bondholders in connection with the financial restructuring, the repayment of $6.1 million of borrowings under our Senior Credit Facility and $1.0 million in debt issuance costs for fees paid in consideration for amendments of our Senior Credit Facility.  Cash provided by financing activities was $8.3 million for the nine months ended September 30, 2001.  This primarily related to $89.0 million in proceeds from the sale of preferred and common stock along with $10.0 million of proceeds from borrowings under our Senior Credit Facility, partially offset by $89.5 million in repayments of outstanding principal under our Senior Credit Facility and $1.1 million in debt issuance costs.

Cyclicality

          Revenue from advertising accounted for approximately 66.2% and 64.0% of our total revenue for the three and nine months ended September 30, 2002, respectively.  Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results.  Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

Seasonality

          Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in our fourth calendar quarter.  This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season.  Factors affecting the seasonality of our business are holiday spending, customer budgetary spending patterns, new product introductions and general economic trends.  Quarterly results may also be affected by variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with internal growth, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions.  Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any quarter or for the entire year.  We cannot assure that our fourth quarter revenue will be higher than revenue for our other quarters.

Changes in Critical Accounting Policies

          Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level.  It also provides that intangible assets that have finite useful lives be amortized.  There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, we did not recognize a transition adjustment during 2002.  The effect of adopting SFAS No. 142 is more fully explained in Note 2 to the

Condensed Consolidated Financial Statements.  Goodwill may become impaired as a result of several factors, such as increased competition and lower demand products and services.

Effect of Recently Issued Accounting Standards

          In April 2001, the Emerging Issues Task Force (“EITF”) reached a final consensus of EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, which was later codified along with other similar issues, into EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-9”).  EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity.  We adopted this EITF as of January 1, 2002 and as required, have reclassified prior period amounts.  The impact of this EITF on our financial statements for the three and nine months ended September 30, 2001 was a reclassification of selling, general and administrative expense as an offset to revenue in the amount of $2.9 million and $9.2 million, respectively.

          In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and make various technical corrections to existing pronouncements.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.  The impact of this pronouncement on our financial results is currently being evaluated.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan.  The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002.  The impact of this pronouncement on our financial results is currently being evaluated.

Forward-Looking Statements and Risk Factors

          Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements.” Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues, financing needs, or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of words such as “may”, “will”, “expects”, “should”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “potential”, or “continue”, and any other words of similar meaning.

          Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

          Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth, future paper, postage, printing, interest or other expenses, future operating margins, anticipated capital spending, the amount of anticipated restructuring charges and other future or expected performance are subject to the following risks: our ability to comply with the covenants in our financing documents; insufficient liquidity to meet our long-term obligations; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and decrease operating margins; the inability to identify, develop and achieve success for new products, services and technologies; the inability to attract new customers for our publications and services; increased competition, which could lead to decreases in users or negative pressure on our pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with suppliers and advertisers; a decrease in the growth of advertising spending in magazines or in general or on our businesses in particular; and failure of advertisers to meet their commitments under their contracts to purchase advertising.  For additional information about certain risks concerning our business, see our Registration Statement on Form

S-4 dated as of October 9, 2002, and specifically the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          In connection with the Senior Credit Facility, we entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The effect of this swap agreement, coupled with the fixed interest rate on the 12% Notes and the Compounding Notes, results in $129.2 million, or 43.3%, of our funded debt being effectively set at a fixed rate of interest as of September 30, 2002.  Accordingly, a 1.00% fluctuation in interest rates would cause a $1.7 million fluctuation in interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

          We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our costs of production.  Paper prices began to rise in 1994, rose significantly in 1995 and 1996, and then decreased in 1997.  During 1998 and 1999, paper prices were relatively flat, with only one price increase occurring in 2000.  In 2001, paper prices significantly declined.  During fiscal 2001, we outsourced the majority of our paper buying to printers.  As a result, we hold significantly lower levels of inventory and are purchasing paper at or below market prices at the time of use.

          Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and 9.9% in July 2002.  Management considers announced postage rate increases in our pricing policies but there can be no assurance we will recover the added costs incurred.

ITEM 4. CONTROLS AND PROCEDURES

a.

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure control and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b.

Changes in internal controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          We are subject to various claims and legal proceedings that arise in the ordinary course of business.  However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          In connection with the Company’s financial restructuring, the indenture governing Ziff Davis Media’s 12% senior subordinated notes due 2010 was amended on August 12, 2002 to eliminate substantially all of the restrictive covenants contained therein.  Specifically, the indenture amendment eliminated the covenants relating to reports to holders, compliance certificates, taxes, restricted payments, limitations on dividends and other restrictions affecting restricted subsidiaries, limitations on incurrence of additional indebtedness, limitations on asset sales, limitations on transactions with affiliates, limitations on liens, conduct of business, corporate existence, offer to repurchase on a change of control, no senior subordinated indebtedness, merger, consolidation and sales of assets or successor corporation substituted.  A copy the supplemental indenture has been filed as an exhibit to this Form 10-Q.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

          The Company was in default under the terms of its Senior Credit Facility for failure to comply with financial covenants and it was in default under the terms of its indenture governing its 12% Notes for failure to pay interest during a portion of the period covered by this report.  All defaults were cured or waived in connection with our August 12, 2002 financial restructuring described elsewhere in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

	4.1	Indenture, dated August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*

	4.2	Registration Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Ziff Davis Media Inc.*

4.4

First Supplemental Indenture, dated as of August 12, 2002 by and between Ziff Davis Media, the guarantors thereunder and Deutsche Bank Trust Company Americas, supplementing that certain indenture, dated July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company.*

4.6

Amendment No. 1 to Investor Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders.*

4.7

Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc., and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*

4.8

Second Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company).*

	10.1	Series D Preferred Stock Purchase Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc., and the purchasers thereunder.*

	10.6	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*

	10.7	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas.*

10.9

Amended and Restated Credit Agreement, dated as of August 12, 2002, by and between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.*

	10.10	2002 Ziff Davis Holdings Inc. Employee Stock Option Plan*

	99.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

	99.2	Certification for Bart W. Catalane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

	*	Incorporated by reference from the Registrar's Registration Statement on Form S-4 (SEC 333-99939), originally file with the SEC on September 20, 2002.

	**	Filed herewith

(b)	Reports on Form 8-K

	1.1	Report on Form 8-K dated July 15, 2002, contains information about the Company’s press release which discussed the Company’s second quarter results and the status of financial restructuring.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS MEDIA INC.

By:	/s/ BART W. CATALANE

Bart W. Catalane Chief Operating Officer and Chief Financial Officer

Date: November 14, 2002

Certification of Chief Executive Officer

I, Robert F. Callahan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ziff Davis Holdings Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

        a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

        b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ ROBERT F. CALLAHAN

Robert F. Callahan Chief Executive Officer

Certification of Chief Financial Officer

I, Bart W. Catalane, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ziff Davis Holdings Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

        a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

        b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ BART W. CATALANE

Bart W. Catalane Chief Financial Officer and Chief Operating Officer