Form 10-K
period 2002-12-31
ZIFF DAVIS HOLDINGS INC
filed 2003-03-28
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Year Ended December 31, 2002

Commission File Number 333-99939

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

ZIFF DAVIS HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	36-4335050 (I.R.S. Employer Identification No.)

28 East 28th Street, New York, New York 10016 (Address of Principal Executive Offices and Zip Code)
(212) 503-3500
(Registrant’s Telephone Number, Including Area Code)

Shares registered pursuant to Section 12(b) of the Act: None

Shares registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of March 1, 2003, 2,334,748 shares of common stock, par value, $0.001 per share, were outstanding. The issuer’s common stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

ZIFF DAVIS HOLDINGS INC.

PART I

Important Note: Please see the sections entitled “Forward-Looking Statements” and “Certain Risk Factors” appearing below in Item 1.

ITEM 1.    BUSINESS

References to “we”, “us”, “our”, “Ziff Davis” and “the Company” refer to Ziff Davis Holding Inc. and its subsidiaries. In those situations where it is important to distinguish between Ziff Davis Holdings Inc. and Ziff Davis Media Inc., we use the term “Ziff Davis Holdings” to refer to Ziff Davis Holdings Inc. and the term “Ziff Davis Media” to refer to Ziff Davis Media Inc.

Background and Organization

We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about technology, electronic video games and the Internet, both in print and online, and produce seminars and webcasts. Ziff Davis Holdings Inc. was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. Ziff Davis Holdings Inc. is majority-owned by investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein”). Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”). In January 2002, we changed our fiscal year-end from March 31 to December 31, effective December 31, 2001.

We had no operations prior to April 5, 2000, when we completed the acquisition of ZDP for $780.0 million plus expenses. This acquisition was accounted for under the purchase method of accounting and was funded by: (1) proceeds from the issuance of preferred stock of $225.3 million, (2) entering into our $405.0 million senior credit facility (the “Senior Credit Facility”) of which $355.0 million was borrowed at closing and (3) issuing two series of bridge notes totaling $300.0 million in proceeds. Fees and expenses, including debt issuance costs associated with the acquisition, which totaled approximately $30.0 million, were paid with the equity and debt proceeds. On July 18, 2000 we issued $250.0 million 12% senior subordinated notes due 2010 (the “12% Notes”). The proceeds of the offering of the 12% Notes were used to repay the bridge notes and $59.7 million of the Senior Credit Facility. In addition, proceeds from the offering of the 12% Notes were used to pay approximately $8.5 million of expenses associated with the offering and approximately $6.8 million of accrued interest.

In August 2002, we completed a financial restructuring, including the restructuring of our 12% Notes and the amendment and restatement of our Senior Credit Facility (See “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Restructuring”.)

In connection with our formation, we determined that the wholly-owned international operations of ZDP (excluding international licensing operations and international joint ventures) did not meet our long-term strategic objectives. As a result, the operations were sold on August 4, 2000. The results of these operations are excluded from our consolidated statement of operations for the period from April 5, 2000 to the sale date, August 4, 2000.

Our operations are classified into two operating segments, Established Businesses which are also referred to as the “Restricted Subsidiaries” and Developing Businesses which are also referred to as the “Unrestricted Subsidiaries”. The Established Businesses segment is engaged in publishing and licensing magazines and providing editorial content about technology, electronic video games and the Internet. In addition to publishing 8 magazines in the United States, this segment also licenses its content and brands to 18 licensees in over

60 countries worldwide. The Developing Businesses segment is comprised of our LaunchCo and InternetCo subsidiaries. This segment is focused on developing: (1) new businesses, including two new publications, and (2) Internet-related properties leveraging our editorial content, expertise and relationships with our audience and advertisers in our established businesses segment. (See Note 23 to our Consolidated Financial Statements for more information regarding our operating segments.)

Strategy

Our business strategy includes multiple objectives. The principal focus of our strategy is to drive future revenue growth and increase asset and shareholder value.

Our strategy includes the following initiatives:

•	Capitalize on New Revenue Opportunities from Existing Publications—We intend to leverage the strength of our magazine portfolio and circulation base to expand and transition our business platform in the following manner:

—	Utilize Publishing and Technology Expertise to Evolve Publications and Editorial Content. As technology continues to evolve, we will continue to transition our publications, particularly our established publications, to ensure that our magazines remain influential and relevant with editorial content that reflects current technology issues in business and everyday life.

—	Broaden Composition of Advertiser Base. Because technology has become more pervasive and electronic video games have become more mainstream, our readership has broadened to include a more diverse group of consumers and business professionals which we believe is attractive to a broader group of advertisers. We intend to drive new business by aggressively pursuing advertising sales opportunities with companies in diverse advertiser segments.

—	Increase Advertising Bundling and Subscriber Cross-Selling Opportunities. We will continue to leverage our relationships with key advertisers for each of our publications to sell bundled advertising options and provide integrated solutions to these customers. In addition, we will continue to leverage our extensive subscriber database of individuals to maximize circulation cross-selling opportunities among our titles.

•	Develop Ancillary Revenue Opportunities—We intend to use our Ziff Davis and magazine brand names, established market presence and existing subscriber base to extend our brands into new products and services, custom publishing, licenses and seminars. The Ziff Davis Custom Media group identifies and customizes editorial solutions that highlight customer product benefits and corporate messages for technology and non-technology companies. We believe these activities increase product awareness and sales leads for our customers and are able to generate additional advertising and other revenue for Ziff Davis.

•	Selectively Expand Our Portfolio of Publications—Our management team has significant experience in launching and acquiring new magazines. We would like to strategically add new titles to our platform by developing and launching new magazines. We believe that an eventual improvement in the current business environment along with rapid advances in technology and the Internet may create attractive opportunities to launch new magazines and related products. We plan to continue to develop new publications and continue to evaluate opportunities to expand our portfolio.

•	Optimize Circulation and Production Strategies—We intend to continue to be at the forefront of key industry circulation and production initiatives. We will pursue strategies such as Internet marketing, business partnership development, enhanced vendor relationships and the use of new technology in an effort to achieve further operational and financial efficiencies in the production and circulation areas.

General

We are one of the largest technology magazine publishers in the United States as measured by revenue. In 2002, we had an estimated 25.8% share of gross advertising revenue in the technology magazine industry based on data compiled by Adscope. Our 9 current U.S. titles have a combined circulation of approximately 3.1 million and domestic readership of approximately 17.0 million individuals based on management’s estimates. Our magazines are well-known, leading publications that offer readers comprehensive market and product coverage as well as access to our renowned lab-based testing and award-winning editorial content. Our titles include PC Magazine and eWEEK, which were the number one and number three ranked technology magazines, respectively, in the United States in 2002 as measured by Adscope’s gross advertising revenue data. PC Magazine was the 19th largest domestic magazine in 2002 as measured by advertising pages by the Publishers Information Bureau. We are also the leading publisher of electronic video games magazines in 2002, with an estimated 46.5% market share based on Adscope’s gross advertising revenue data.

Our readers are well-educated, influential buyers of technology and other products and decision-makers in their professional fields and households, which makes them attractive to a wide range of advertisers. For example, the 3,926,000 estimated business influencers (professionals who recommend, specify and/or approve products purchased) who read PC Magazine each spent an estimated average of $317,950 on technology products in 2002, according to IntelliQuest. Similarly, in December 2002, according to BPA International, the average information technology budget for corporate business readers of eWEEK was $49.8 million. Lastly, according to internal readership surveys, the average Ziff Davis Games Group reader purchases 2 games per month and influences approximately 3 other people regarding which games to buy.

Established Businesses Segment

Our current portfolio of established titles can be divided into the following two categories: (1) technology publications and (2) games publications. The following table sets forth information regarding these titles:

Magazine Title	First Issue	Frequency Per Year	Primary Audience	Circulation	Rate Base
Technology Publications
PC Magazine	1981	22	Consumer/Business	Paid	1,225,000
eWEEK	1983	51	Business	Controlled	445,000

Games Publications
Electronic Gaming Monthly	1988	12	Consumer	Paid	500,000
Official U.S. PlayStation Magazine	1997	12	Consumer	Paid	350,000	*
Computer Gaming World	1981	12	Consumer	Paid	277,000	*
GameNow (formerly Expert Gamer)	1988	12	Consumer	Paid	66,000	*
Xbox Nation	2001	6	Consumer	Paid	32,000	*
GMR	2003	12	Consumer	Paid	225,000	*

*	Target circulation, no rate base is claimed for these publications.

Technology Publications

Our titles in this category provide authoritative, independent guidance to consumer and business influencers and business professionals that is considered by its readers as a primary resource for purchasing decisions and business solutions.

PC Magazine is one of the largest technology publications in the world, delivering the most authoritative editorial content 22 times per year to 1,225,000 subscribers. PC Magazine has a U.S. readership of over 6,000,000 (MRI Fall 2002), and we believe more than 50% of U.S. adults recognize the PC Magazine brand; with this recognition being more than 80% among individuals involved in the purchase of computer-related products and services. PC Magazine differentiates itself through unique and extensive product reviews based on benchmark testing performed in the PC Magazine Labs, supplemented by its “First Looks” section covering recently released technology products and by its widely respected technology authorities and columnists.

eWEEK.    With a rate base of 445,000, eWEEK is one of the largest controlled-circulation technology publications in the United States. Controlled-circulation publications are distributed directly to qualified professionals for no charge and generate revenue principally from the sale of advertising. Through print, the Internet, webcasts, interactive and face-to-face seminars and conferences, eWEEK helps leading enterprise IT decision makers evaluate and deploy state-of-the-art IT solutions. In order to qualify for a free subscription, eWEEK subscribers must be involved in one or more stages of the IT decision-making process within an enterprise, and be active in the specification, recommendation, purchase or approval of multiple technologies, services and business applications. These qualifications are audited by BPA International. The criteria we use to qualify subscribers for this magazine are some of the highest standards in the industry. We believe this makes eWEEK extremely attractive to advertisers selling products and services to IT professionals and senior business readers evaluating and implementing enterprise technology solutions.

Games Publications

Electronic Gaming Monthly, Official U.S. PlayStation Magazine, Computer Gaming World, GameNow, GMR, Xbox Nation, Pocket Games and Game Guides.    These publications are positioned to capitalize on the growing interest in electronic games. According to the Informa Media Group, U.S. electronic games market sales were estimated to reach approximately $11.1 billion in 2002, with revenues expected to rise to $14.4 billion by 2006. Because readers of these magazines are principally 18 to 34 year-old males, these publications offer advertisers access to a highly focused, difficult-to-reach readership with attractive demographics and spending patterns. At December 31, 2002, we were the leader in the United States in this growing segment based on three major categories: Adscope’s gross advertising revenue data (46.5% share); total circulation data (32.3% share); and newsstand circulation data (46.1% share). In 2002, 34.2% of our games magazine circulation occurred at the newsstand compared with 19.1% for our audited competitors. On average, our electronic games publications sell nearly 430,000 copies at the newsstand each month. In addition, we recently launched GMR, a monthly video and PC game publication which is a combined effort with Electronics Boutique, a leading specialty retailer of electronic games.

Developing Businesses Segment

We are developing new publications and businesses through LaunchCo and developing Internet-related properties leveraging our editorial content, expertise and relationships in technology through InternetCo.

LaunchCo

New Publications.    CIO Insight and Baseline.    In May 2001, we launched CIO Insight, a 50,000 controlled-circulation publication targeting senior-level IT executives interested in strategic and business information, and in October 2001, we launched Baseline, a 125,000 controlled-circulation publication targeting senior IT and corporate management interested in in-depth analysis and in-the-trenches reporting. In its first year of publication Baseline received a 2002 Jesse H. Neal National Business Journalism Award for best single article.

Magazine Title	First Issue	Frequency Per Year	Primary Audience	Circulation	Rate Base
CIO Insight	2001	12	Business	Controlled	50,000
Baseline	2001	12	Business	Controlled	125,000

InternetCo

On January 19, 2001, we amended a pre-existing content license agreement with ZDNet (formerly ZDI) and its parent, CNET Networks Inc., (“CNET”) such that, beginning on March 1, 2001, ZDNet’s content license became non-exclusive and on March 1, 2002, all of ZDNet’s license rights to content from our magazines was terminated. In addition, ZDNet’s right and obligation to maintain websites for our publications terminated and we obtained the right to host these websites starting April 1, 2001. During 2001, InternetCo launched companion websites for some of our leading publications including, PC Magazine Online (www.pcmag.com), eWEEK.com (www.eweek.com), CIO Insight Online (www.cioinsight.com) and Baseline Online (www.baselinemag.com).

In addition to these companion websites for our publications, in June 2001, InternetCo launched ExtremeTech.com (www.extremetech.com), a web site that targets “hard-core technologists”, i.e., IT professionals and computer enthusiasts who are truly passionate about technology. The site focuses on the technologies that power products, providing this early-adopter audience with technical detail that goes well beyond traditional technology coverage. Furthermore, InternetCo produces newsletters, eSeminars and online technology platform channels such as our Security, Storage and Wireless Supersites.

Based on data provided by Doubleclick DART for publishers, together with internal analysis of this data and our internal server logs, we had the following Internet traffic statistics for calendar 2002 (in thousands):

Website Address	Page Views	Unique Visitors
www.pcmag.com	143,329	19,280
www.extremetech.com	66,109	9,121
www.eweek.com	34,635	9,628
www.baselinemag.com	2,105	646
www.cioinsight.com	1,352	356

Total	247,530	39,031

Revenue

Our principal sources of revenue are advertising (65.3% of total revenue for the year ended December 31, 2002), circulation (21.6%) and other sources of revenue (13.1%). Circulation comprises both paid subscriptions (11.5%) and newsstand sales (10.1%). We record revenue net of agency commissions, estimated subscription cancellations and newsstand returns.

Advertising.    Advertising rates and rate structures vary among our publications and are based on, among other things, the circulation of the particular publication, the readership demographics, the scheduled frequency and the size and placement of the advertisement in the publication. Our advertising revenue is influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by our advertising clients and the extent to which our customers elect to advertise using print and online media.

Newsstand.    We sold approximately 6.3 million single copies of magazines for the year ended December 31, 2002. Generally we receive approximately 57.5% of the cover price of an individual magazine sold through the newsstand with the balance of the cover price going to the magazine’s distributor, wholesaler and retailer.

Subscriptions.    Generally, we sell subscriptions to our publications either directly by our circulation staff or by independent subscription direct marketing companies or agents. We receive approximately 11.0% of the total price of subscriptions sold through agents. In addition to agents, we have historically sold subscriptions using a variety of techniques including direct reply subscription cards, direct mail and the Internet.

Other Revenue Sources.    We also derive revenue from our Internet sites, royalty and service arrangements, mailing list rentals, custom publishing and eSeminars.

Operating Costs

The principal components of our production costs are raw materials, printing and distribution, which represented 25.5%, 38.5% and 36.0%, respectively, of our publishing production expenses for the year ended December 31, 2002. Our principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions.

We outsource the printing process, including the majority of our pre-press and paper buying operations, for all of our publications. To facilitate efficient and timely printing of our publications, we have established strategic relationships with certain printing companies, including R.R. Donnelley, Brown Printing Company and Quebecor World (USA) Inc. for the year ended December 31, 2002, approximately 38.3% of our total production costs were for printing services supplied by R.R. Donnelley.

Our other principal operating costs are selling, general and administrative expenses, including editorial costs. Included in these costs are salaries, sales commissions and benefits, along with marketing and promotion expenses related to advertising and circulation.

Circulation

Our publications include paid-circulation magazines, which generate revenue from advertising, newsstand sales and subscriptions, and controlled-circulation publications, which in our case are distributed to qualified IT professionals and generate revenue principally from the sale of advertising. Our controlled-circulation publications offer technology content that appeals to a professional audience in need of technology information and enterprise IT solutions, specifically in the areas of news, lab testing reviews, analysis, opinion and case studies. Our paid-circulation publications offer consumer and business-oriented content that appeals to a broader audience interested in technology products and services, the Internet, and/or electronic games hardware and software. At December 31, 2002, we published six domestic paid-circulation publications and three domestic controlled-circulation publications.

Our paid-circulation publications are distributed to subscribers and are also available for sale at newsstands and other retail outlets. We have an agreement with Warner Publishing Services to manage our newsstand and retail distribution. Warner Publishing Services in turn has agreements with magazine wholesalers to arrange for national and regional placements of our publications and to manage billing and collection of amounts due from the magazine retailers. Our paid subscribers receive their publications through the U.S. Postal Service. We also have an agreement with EDS Customer Relationship Management, Inc. (which is in discussions to sell its subscription fulfillment business to Kable News Company Inc.) to manage our subscription billing, collection and processing, which includes providing mailing labels for each of the paid publications. Our controlled-circulation publications are distributed free of charge to individuals who meet demographic standards we established in an effort to make the publication attractive to advertisers. The qualified subscribers of our controlled-circulation publications also receive these publications via the U.S. Postal Service. In addition, we have an agreement with Omeda Communications to manage our list and mailing labels for each of the controlled publications.

In the year ended December 31, 2002, Circulation Management magazine awarded PC Magazine, Electronic Gaming Monthly and CIO Insight Circulation Excellence Awards, recognizing outstanding achievement, innovation and strategic performance in circulation marketing and management.

Customers

The size and composition of our readership offers advertisers concentrated and efficient exposure to their critical target audiences. As a result, our top advertisers, including Microsoft, International Business Machines,

Hewlett Packard and Dell Computer, have consistently advertised in our publications. Importantly, as technology and electronic video games have become more mainstream and appeal to broader demographics, our publications are becoming increasingly more appealing to a larger range of advertisers who are interested in marketing lifestyle and other general consumer products to this reader audience.

We had over 700 advertising customers in 2002 and an average paid circulation of over 2.4 million individuals according to the Audit Bureau of Circulations’ statements for the six months ended December 31, 2002. No single advertiser comprised more than 7.6% of our advertising revenue or 5.0% of total revenue for the year ended December 31, 2002. Our top ten advertisers accounted for 42.8% of our advertising revenue and 28.0% of our total revenue for the year ended December 31, 2002.

Competition

The magazine publishing industry is highly competitive. We compete with several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the general publishing marketplace, which is fragmented. According to SRDS Media, there are about 6,900 domestic trade magazine titles. We also compete for advertising and circulation revenue principally with publishers of other technology magazines and Internet sites with similar editorial content to ours. We believe our core competitive set includes approximately 40 print publishing and Internet companies. The technology magazine industry has traditionally been dominated by a small number of large publishers. In 2002, the three largest technology-publishing companies, Ziff Davis Holdings Inc., International Data Group and CMP Media accounted for 83.2% of total technology magazine gross advertising revenue and 61.9% of total technology magazine advertising pages according to Adscope.

Our publications generally compete on the basis of:

•	editorial quality;

•	quantity and quality of circulation;

•	the strength of complementary products serving the same niche;

•	the effectiveness of sales and customer service; and

•	advertising rates.

We believe that we compete successfully with other technology and electronic video games publications based on our market-leading positions within the technology and games magazine sectors, the nature and quality of our magazines’ editorial content and the attractive demographics of our readers. In addition, our magazines also compete for advertising revenue with general-interest consumer and business magazines and other forms of media, including broadcast and cable television, radio, newspapers, direct marketing and other electronic media. In competing with general-interest consumer and business magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in an efficient, cost-effective manner.

Certain License Agreements and Service Contracts

Agreements with CNET Networks and ZDNet.    On January 19, 2001, we amended a pre-existing content license agreement with ZDNet and its parent, CNET, such that, beginning on March 1, 2001, ZDNet’s content license became non-exclusive and on March 1, 2002, all of ZDNet’s license rights to content from our magazines was terminated. The term of the content license agreement was subsequently extended until April 30, 2002, without any further payments required from ZDNet. In addition, ZDNet’s right and obligation to maintain websites for our publications terminated and we obtained the right to host these websites starting April 1, 2001. As consideration for amending the license agreement, ZDNet paid us a royalty termination fee of $4.5 million in two installments, of which $2.2 million and $2.3 million were paid on March 1, 2001 and 2002, respectively. ZDNet was not obligated to pay any royalties with respect to licensed content through April 30, 2002.

Under the previous five-year license agreement with ZDNet, we were providing the editorial content of our publications existing as of April 4, 2000 to ZDNet, and ZDNet maintained websites for those publications. This agreement did not cover any new publications acquired or developed by us after the date of the acquisition of ZDP to which we retained all rights in every medium, and it specifically allowed us, in certain circumstances, to transact e-commerce independently of ZDNet for all publications. We have a perpetual, royalty free license from ZDNet to use the trademark “ZD” in print. ZDNet continues to use the trademark “ZD” online and may use certain derivations of the trademark “ZD” in print.

In connection with the closing of the acquisition of ZDP, we entered into a services agreement with ZDI. Under this agreement, we provided distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid us our costs in relation to the performance of these services plus an additional $5.0 million annually in fees. On January 19, 2001, we agreed with ZDI to terminate this services agreement and we entered into a new agreement effective March 1, 2001 with CNET which contained substantially similar terms, except that CNET was not required to pay us any annual fee and was only required to reimburse us for our out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. On March 1, 2001, CNET paid us a $2.0 million non-refundable fee in connection with the termination of the original Computer Shopper services agreement. We entered into a new agreement with CNET as of March 1, 2003, which will continue through December 31, 2005 (unless terminated earlier by either party), pursuant to which we will be paid a fixed monthly fee plus reimbursement of certain direct expenses in connection with circulation services we provide for Computer Shopper.

Other Agreements.    We have been granted an exclusive license until March 31, 2004 to use certain trademarks owned by Sony Computer Entertainment Corporation in connection with the publishing of the magazine Official U.S. PlayStation Magazine in the United States and Canada.

We have also been granted a license to use certain trademarks owned by Microsoft Corp. in connection with the publishing of Xbox Nation magazine both in print and online. The term of our right to use these trademarks expires on August 7, 2003.

Trademarks and Intellectual Property Rights

We have developed strong brand awareness for our principal publications and services. Accordingly, we consider our trademarks, copyrights, trade secrets and similar intellectual property critical to our success and rely on trademark, copyright and trade secrets laws, as well as licensing and confidentiality agreements, to protect our intellectual property rights. We generally register our material trademarks in the U.S. and in certain other key countries in which these trademarks are used. Effective trademark, copyright and trade secret protection may not be available in every country where our publications and services are available.

We may be subject to claims of alleged infringement by third parties or licensees of trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business. We do not believe there are any such legal proceedings or claims that are likely to have, individually or in the aggregate, a material adverse affect on our business, financial condition or results of operations.

Employees

As of December 31, 2002, we had a total of approximately 450 employees, all based in the U.S. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Forward-Looking Statements

All statements in this Form 10-K that are not statements of historical fact are “forward-looking statements”, as that term is used in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Examples of forward-looking statements include: projections of earnings, revenue, financing needs or other financial items; statements of the plans and objectives of management for future operations; statements concerning proposed new products and services; and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “expects”, “should”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “should”, “potential” or “continue”, and any other words of similar meaning.

Any or all of our forward-looking statements in this Form 10-K and in any other public statements we make may turn out to be materially wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Forward-looking statements herein speak only as of the date of filing of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC.

Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth; future paper, postage, printing or other expenses; future operating margins; anticipated capital spending; our ability to obtain funding and other future or expected performance are subject to risk factors, some of which are discussed immediately below under “Certain Risk Factors”.

Certain Risk Factors

Below we provide a cautionary discussion of certain risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are certain factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. In addition to other information in this Form 10-K, you should carefully evaluate the following risk factors:

We require a significant amount of cash to service our indebtedness, which could make it difficult for us to satisfy our obligations with respect to our long-term debt and preferred stock and which reduces the cash available to finance our growth.

We have a significant amount of indebtedness. As of December 31, 2002, we have approximately $301.3 million of outstanding debt, $673.6 million of redeemable preferred stock and approximately $796.8 million of stockholders’ deficit. Our earnings were insufficient to cover fixed charges and fixed charges plus preferred dividends for the year ended December 31, 2002 by $157.9 million and $207.6 million, respectively.

Our substantial indebtedness could continue to:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our operations;

•	limit our flexibility in planning for, or reacting to, changes in our business and the publishing industry generally;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•	if we fail to comply with those covenants, trigger an event of default under the agreements governing our indebtedness that, if not cured or waived, could have a material adverse effect on us.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. We believe that, based upon current levels of operations and as a result of the financial restructuring, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that refinancings or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indentures governing the Compounding Notes and 12% Notes, or by our Senior Credit Facility agreement. In the event that we were unable to refinance our Senior Credit Facility or raise funds through asset sales, sales of equity or otherwise, our ability to pay the principal of, and interest on, the Compounding Notes, or to make any payment on the accrued dividend on our preferred stock, would be impaired.

If Ziff Davis Holdings does not receive loans, advances or dividends from its subsidiaries, Ziff Davis Holdings may be unable to redeem or pay accrued dividends on its preferred stock.

Ziff Davis Holdings is a holding company with no assets other than its ownership of the capital stock of a holding company which owns the capital stock of Ziff Davis Media. Accordingly, Ziff Davis Holdings’ ability to perform its obligations to the holders of its preferred stock depends upon the operating cash flow of Ziff Davis Media and its direct and indirect subsidiaries and their payments to Ziff Davis Holdings in the form of loans, dividends or otherwise. Ziff Davis Media is restricted from making any payments to Ziff Davis Holdings before such time as its obligations under the Compounding Notes and the Senior Credit Facility are satisfied. In addition, the making of loans, advances or other payments by Ziff Davis Media to Ziff Davis Holdings may be subject to regulatory and contractual restrictions. Subsidiary payments are also contingent upon earnings and various business and other considerations. If Ziff Davis Holdings is unable to obtain payments from Ziff Davis Media or its direct and indirect subsidiaries, Ziff Davis Holdings may be unable to redeem its preferred stock upon mandatory redemption on March 31, 2010, or pay any cash dividends accruing on its preferred stock. In addition, Ziff Davis Holdings will be unable to pay any cash dividends on certain classes of preferred stock unless it has first paid in full all accrued dividends on classes which have liquidation preference.

Our controlling stockholder may have interests that conflict with the interests of other investors.

A majority of the equity securities of Ziff Davis Holdings are held by Willis Stein and its equity co-investors. Through their controlling interest in us and pursuant to the terms of an investor rights agreement among certain of Ziff Davis Holdings’ stockholders, Willis Stein has the ability to control our operations and policies. Circumstances may occur in which the interests of Willis Stein and its affiliates, as controlling stockholders, could be in conflict with the interests of other investors. In addition, our equity investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of our debt.

We may not be able to finance a change of control offer

Under the terms of the indenture governing the Compounding Notes and under the terms of the series E redeemable preferred stock (the “Series E Preferred Stock”) as set forth in the certificate of incorporation of Ziff Davis Holdings, we will be required to offer to repurchase all the Compounding Notes for a price equal to 101% of the principal amount, plus interest that has accrued but has not been paid as of the repurchase date, and to offer to redeem all the Series E Preferred Stock, if a change of control (as defined in the indenture governing the Compounding Notes or in the certificate of incorporation of Ziff Davis Holdings, respectively) occurs. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchases, or that we will not have sufficient funds to pay our other debts. In addition, our Senior Credit Facility may prohibit us from repurchasing the Compounding Notes and/or redeeming the Series E Preferred Stock after a change in control until we have repaid in full our debt under such credit facilities. If we fail to repurchase the Compounding Notes upon a change in control, we will be in default under the indenture governing the Compounding Notes and our Senior Credit Facility. Any future debt that we incur may also contain restrictions on repurchases in the event of a change in control or similar event. These repurchase restrictions may delay or make it harder for others to obtain control over us.

Your proportional equity interest in Ziff Davis Holdings could be reduced in the future

The Series E Preferred Stock offers limited preemptive rights on issuances by Ziff Davis Holdings which are senior to such shares and a right to approve the issuance of shares junior to the series D redeemable preferred stock but senior to or on par with the Series E Preferred Stock. However, these rights are subject to certain limitations which may result in the dilution of your equity interest in Ziff Davis Holdings. We may offer and sell additional shares of capital stock in the future, including capital stock issued under our 2002 Employee Stock Option Plan (“2002 Stock Option Plan”). In connection with our financial restructuring, we issued approximately 38.6 million common stock warrants to Willis Stein, each entitling Willis Stein to obtain upon exercise one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share, and approximately 5.2 million common stock warrants to the tendering holders of our 12% Notes, each giving such holders the right to acquire upon exercise one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share.

Non-compliance with our debt facilities could accelerate our obligations

Prior to the consummation of our financial restructuring, an event of default existed under our Senior Credit Facility. While we believe that our amended and restated credit agreement contains achievable restrictive and information covenants, a breach of any of these restrictive covenants under this credit agreement or our inability to comply with the amended financial ratios would result in another event of default under our Senior Credit Facility. If such default occurs, the lenders under our Senior Credit Facility may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other fees, to be immediately due and payable. Further, they may require us to use all of our available cash to partially repay such borrowings and could prevent us from making debt service payments on the Compounding Notes, which would result in an event of default under the indenture governing the Compounding Notes. Our Senior Credit Facility lenders also have the right in such circumstances to terminate any commitments they have to provide further financing, including those under the revolving portion of our Senior Credit Facility. Finally, our Senior Credit Facility lenders could foreclose on our assets.

We cannot assure you that our business strategy will be successful

Our ability to implement our business strategy is subject to a number of risks and uncertainties. Among other things, we cannot assure you that we will be successful in:

•	capitalizing on new revenue opportunities from existing publications;

•	developing ancillary revenue opportunities;

•	selectively expanding our portfolio of publications; or

•	optimizing circulation and production strategies.

In addition, our ability to pursue our business strategy may be limited by liquidity constraints. Accordingly, the implementation of our business strategy may be adversely affected.

We depend on advertising as a principal source of revenue, which decreases during economic cycle downturns and fluctuates due to seasonal buying

We expect that advertising revenue will continue to be the principal source of our revenue in the foreseeable future. Most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. We cannot assure you that we will be able to retain current advertisers or obtain new advertising contracts. Advertising revenue for the magazine industry is cyclical and dependent upon general economic conditions. Our advertising revenue has decreased significantly over the last 24 months due to the downturn in the general U.S. economy and the technology sector. The technology sector has declined as technology capital spending has slowed dramatically which has led to further industry consolidation and reduction of advertising budgets. If the general economic and technology sector downturn continues, our advertisers may continue to reduce their advertising budgets and any material decline in these revenues would have a material adverse effect on our business, results of operations and financial condition. In addition, factors such as competitive pricing pressures and delays in new product launches may affect technology product advertisers. We cannot assure you that advertisers will maintain or increase current levels of advertising in special-interest magazines.

If the U.S. economy continues to worsen, we may have to implement further cost saving efforts to achieve the benefits we expect which could result in further restructuring charges and materially impact our business

In 2001 and 2002, we experienced a significant decline in revenue and earnings, primarily due to weak economic conditions, which were exacerbated by the terrorist attacks of September 11, 2001. We have taken a number of steps designed to improve our profits and margins despite decreased revenue. We have restructured a number of our businesses and support departments and reduced overhead infrastructure by consolidating and closing several offices and outsourcing certain corporate functions. As a result, we recorded special restructuring and writedown charges to our operations of $277.5 million in 2001 and $128.2 million during 2002 related to these operating and financial restructuring decisions. If the U.S. economy continues to worsen, our revenue will likely decline further. Because of our fixed cost structure, decreases in our revenue cause disproportionately greater decreases in our earnings. Accordingly, if revenue declines beyond our expectations, we will be forced to take additional cost-saving steps that could result in additional restructuring charges and materially adversely affect our business.

We may not be able to protect our intellectual property

We rely on copyright and trademark rights to protect our publishing products. Effective trademark and copyright protection may be unavailable or limited, or we may not have applied for such protection in the United States or abroad. In addition, we have been, and may in the future be, notified of claims that our publishing products may infringe trademarks, copyrights and/or other intellectual property rights of others. Such claims, including any related litigation, could result in significant expense to us and adversely affect our cash flow, whether or not such litigation is resolved in our favor.

Our business might suffer if we fail to retain our senior management or to recruit and retain key personnel

We have made significant changes to our senior management team over the past two years and our business is now managed by a small group of key executive officers. The loss of services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. In addition, our success depends on our continued ability to recruit and retain highly skilled, knowledgeable and sophisticated editorial, sales and technical personnel. Competition for these key executives and personnel is intense. We cannot assure you of our ongoing ability to attract and retain such qualified employees.

New product launches or acquired products may reduce our earnings or generate losses

Our future success will depend in part on our ability to continue offering new products and services that successfully gain market acceptance by addressing the needs of our current and future customers. Our efforts to introduce new or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product or service, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses.

In addition, we have invested in, and intend to continue to invest in, the development of various online media products and services, which are currently generating losses. The Internet is still not proven as a profitable commercial medium. These products and services may not be successful or profitable. In 2001, we wrote off $20.3 million of assets related to online media initiatives.

Costs related to the development of new products and services are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

We face significant competition for advertising and circulation

We face significant competition from a number of technology publishers, some of which may have greater financial and other resources than we have, which may enhance their ability to compete in the technology publishing market. We principally compete for advertising and circulation revenue with publishers of other technology publications. We also face broad competition from media companies that produce general-interest magazines and newspapers. Competition for advertising revenue is primarily based on advertising rates, the nature and scope of readership, reader response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom have greater resources than we do, may enter these markets and intensify competition.

Our principal vendors are consolidating and this may adversely affect our business and operations

We rely on our principal vendors and their ability or willingness to sell products to us at favorable prices and other terms. Many factors outside our control may harm these relationships and the ability and willingness of these vendors to sell these products to us on such terms. Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand wholesalers, distributors and retailers. Each of these industries is currently experiencing consolidation among its principal participants. Such consolidation may result in all or any of the following which could adversely affect our results of operations:

•	decreased competition, which may lead to increased prices;

•	interruptions and delays in services provided by such vendors; and

•	greater dependence on certain vendors.

We may be adversely affected by fluctuations in paper and postage costs

Our principal raw material is paper. Paper prices have fluctuated over the past several years. We generally enter into contracts for the purchase of paper which adjust the price on a quarterly basis. We have not entered, and do not currently plan to enter, into long-term forward price or option contracts for paper. Accordingly, significant increases in paper prices could adversely affect our future results of operations.

Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. Postal rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and 9.9% in June 2002. Each of these price increases has had a significant adverse effect on our cash flow, and any further significant cost increases will also have an adverse effect on our cash flow.

ITEM 2.    PROPERTIES

Properties

Our principal properties and the approximate square feet occupied are currently as follows:

	Lease Expiration	Approximate Square Feet
New York, New York (Headquarters)	2019	144,000
San Francisco, California	2010	35,000
Woburn, Massachusetts	2004	11,000

Properties other than those listed above include smaller sales and/or general offices in Chicago, Illinois and Atlanta, Georgia under leases expiring through 2007. We do not own real property and we lease all of our offices from third parties. We believe our facilities are in good operating condition and are suitable and adequate for our current operations. In connection with our ongoing cost reduction program, we have undertaken a real estate consolidation and relocation project designed to reduce our total real estate costs and square feet leased. In 2001, we closed eight facilities covering approximately 60,000 square feet with lease terms expiring through 2006. Two of the facilities covering approximately 24,000 square feet have been subleased. We also subleased approximately 194,000 square feet of our New York headquarters with sublease terms expiring in 2019. In 2002, we closed three more facilities covering approximately 125,000 square feet with terms expiring in 2010 and vacated approximately 60,000 square feet in our New York headquarters which runs through 2019. We are currently in the process of negotiating subleases or lease terminations relating to the remaining closed facilities and excess leased space. We cannot assure you, however, that we will successfully negotiate and execute these additional subleases or lease terminations, or comment as to the terms on which we could do so.

ITEM 3.    LEGAL PROCEEDINGS

On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement, and various other claims arising out of the termination of his employment. We made a motion to dismiss in December 2001, which was subsequently denied as against Ziff Davis Media and granted as against defendants Alan Perlman and Willis Stein. Each party’s motion to renew was denied in October 2002 and each party has appealed. We intend to continue vigorously defending this lawsuit. We cannot assure you, however, that we will prevail in this matter or comment as to the amount of monetary damages, if any, that the plaintiff could be awarded were the plaintiff to prevail.

Ziff Davis Media is a defendant, along with numerous other magazine publishing companies in In Re Magazine antitrust litigation, pending in Federal District Court for the Southern District of New York. The case is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleging a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The plaintiffs made a motion for partial summary judgment, which has been stayed pending the settlement discussions. The parties reached a proposed settlement with respect to which a hearing for final judicial approval will occur in May 2003. The proposed settlement would include a non-material cash payment by Ziff Davis Media and has been submitted to the Court for approval.

On February 27, 2001, International Data Group initiated a lawsuit, International Data Group v. Ziff Davis Media, in the Federal District Court in Delaware alleging trademark infringement arising out of the launch of Ziff Davis Media’s new magazine, CIO Insight. The parties settled the matter in October 2002, pursuant to which each party agreed to take certain steps with respect to various trademarks. We did not make any financial payment to the plaintiff in connection with the settlement.

In July 2002, the landlord for our headquarters in New York, New York filed suit against us in connection with a dispute regarding the calculation of payments owed the landlord in connection with a sublease of a portion of our headquarters. The matter was settled in March 2003.

In March 2002, Ziff Davis France (“ZDF”) and other unrelated parties were sued by a freelance author alleging that certain publication of his works infringed his rights. In March 2003 we were orally informed that ZDF was dismissed from the case, but we have not yet been able to confirm the specifics of such dismissal, if any. To the extent ZDF is still a party to the action, we believe ZDF has meritorious defenses to the claims raised and intends to defend itself vigorously. We cannot assure you, however, that ZDF will prevail in this matter or comment as to the amount of monetary damages, if any, that plaintiff could be awarded were plaintiff to prevail.

We are also subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s common stock.

Ziff Davis Holdings did not pay cash dividends on its common stock and currently intends to retain any future earnings to finance operations, debt service and business expansion. Therefore, the payment of any cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of Ziff Davis Holdings and subject to terms of the Senior Credit Facility and indenture governing the Compounding Notes and will be dependent upon the Company’s earnings, capital requirements and financial condition and such other factors deemed relevant by the Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents the selected historical financial information of Ziff Davis Holdings. The selected financial information as of December 31, 2002 and 2001, March 31, 2001 and for the year ended December 31, 2002, the nine month period ended December 31, 2001 and the fiscal year ended March 31, 2001, were derived from the audited consolidated financial statements and the related notes of Ziff Davis Holdings, which appear in Item 8 in this Form 10-K. The selected financial information as of April 4, 2000, December 31, 1999 and 1998 and for the period January 1 to April 4, 2000 and for each of the two years in the period ended December 31, 1999 were derived from the audited carve-out financial statements and the related notes of ZDP. Certain of the selected historical financial information may not be comparable due to differing accounting bases resulting from changes in ownership. On April 5, 2000, ZDP was purchased by Ziff Davis Holdings. Accordingly, we have separated the periods of different ownership in the table below.

The following selected historical financial and operating information of Ziff Davis Holdings should be read in conjunction with “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes of Ziff Davis Holdings which appear in this Form 10-K.

ZIFF DAVIS HOLDINGS INC.

SELECTED FINANCIAL DATA

	Year Ended December 31, 2002	Nine Months Ended December 31, 2001(2)	Fiscal Year Ended March 31, 2001(2)	Period January 1, to April 4, 2000	Years Ended December 31,
					1999	1998
(in thousands of dollars)				(Predecessor)	(Predecessor)	(Predecessor)

Statement of operations Data(1):
Revenue, net	$209,037	$215,859	$430,925	$128,941	$535,709	$540,977

Operating expenses:
Cost of production	75,835	81,726	139,284	38,733	158,040	167,284
Selling, general and administrative expenses	125,171	164,351	244,990	76,009	278,602	284,098
Depreciation and amortization of property, equipment and intangible assets	37,770	62,636	66,098	12,066	82,477	82,263
Year 2000 remediation expense	—	—	—	—	3,027	—
Restructuring charges, net(3)	48,950	37,412	—	—	—	39,995
Write-down of intangible assets(4)	79,241	240,077	—	—	778,760	—

Total operating expenses	366,967	586,202	450,372	126,808	1,300,906	573,640

(Loss) income from operations	$(157,930)	$(370,343)	$(19,447)	$2,133	$(765,197)	$(32,663)

Net (loss) income	$(196,840)	$(415,424)	$(76,028)	$304	$(583,034)	$(23,651)

Cash Flows and Other Data(1):
Cash Flows:
Operating	$(48,002)	$(65,138)	$35,272	$15,241	$91,429	$89,784
Investing	(1,013)	(8,704)	(802,546)	(2,608)	(16,338)	(18,159)
Financing	70,349	68,287	790,785	(10,488)	(78,913)	(60,581)
Capital expenditures	2,567	23,336	33,655	1,792	10,840	17,559
Ratio of earnings to combined fixed charges and preference dividends(5)	—	—	—	3.5x	—	—
Ratio of earnings to fixed charges(6)	—	—	—	3.5x	—	—

Balance Sheet Data(1) (At End of Period):
Cash and cash equivalents	$41,290	$19,956	$25,511	$4,632	$2,487	$6,309
Total assets	394,412	515,295	853,302	915,306	931,248	1,727,883
Total debt	301,266	429,201	459,167	—	—	—
Redeemable preferred stock	673,577	515,987	375,585	—	—	—
Division equity(7)	—	—	—	816,545	826,725	1,466,616
Total stockholders’ deficit	$(796,763)	$(555,314)	$(96,645)	$—	$—	$—

(1)	The financial information presented is for Ziff Davis Holdings. See Note 20 to our Consolidated Financial Statements for condensed consolidating financial information for Ziff Davis Media Inc. and our subsidiary guarantors.
(2)	As of January 1, 2002, Ziff Davis Holdings adopted the Emerging Issues Task Force Nos. 01-9 and 00-25, which required the netting of product placement and distribution costs against reported revenue. Amounts prior to January 1, 2002 have been reclassified to reflect the current year adoption of this newly issued accounting pronouncement.
(3)	The restructuring charges incurred in 1998, 2001 and 2002 were primarily related to the closure of magazines. They include the write-off of intangible assets, severance costs and costs to exit certain activities, such as facilities closure costs.
(4)	Reflects an adjustment by the seller in 1999 to write-down the intangible assets to reflect the $780.0 million acquisition price of the publishing assets of ZDI. In 2001 and 2002, the adjustment reflects asset impairment costs incurred primarily related to the closure of magazines.
(5)	For purposes of the computations, earnings consist of income (loss) before income taxes and equity in income (loss) from joint ventures, plus fixed charges. Fixed charges are defined as interest expense plus one-third of rent expense which is deemed to be representative of interest. Preferred dividends consist of dividends payable on redeemable preferred stock. For the year ended December 31, 2002, the nine months ended December 31, 2001, the fiscal year ended March 31, 2001 and the years ended December 31, 1999 and 1998, our earnings were insufficient to cover combined fixed charges and preferred dividends by $207,678; $411,642; $58,267; $761,197; and $32,663, respectively.
(6)	For purposes of the computations, earnings consist of income (loss) before income taxes and equity in income (loss) from joint ventures, plus fixed charges. Fixed charges are defined as interest expense plus one-third of rent expense which is deemed to be representative of interest. For the year ended December 31, 2002, the nine months ended December 31, 2001, the fiscal year ended March 31, 2001 and the years ended December 31, 1999 and 1998, our earnings were insufficient by $157,930; $370,218; $15,847; $761,197 and $32,663, respectively.
(7)	Division equity is presented because prior to the closing of the transactions we were a division of ZDI and were not a separate legal entity.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes to those statements, which are included in Item 8 of this Form 10-K and in conjunction with the sections of Item 1 of this Form 10-K entitled “Forward-Looking Statements” and “Certain Risk Factors”. Historical results and percentage relationships set forth in the audited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

Overview

We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about technology, electronic video games and the Internet, both in print and online, and produce seminars and webcasts. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings is majority owned by Willis Stein. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. On April 5, 2000, we acquired ZDP from ZDI for $780.0 million plus expenses. This acquisition was accounted for under the purchase method of accounting. In January 2002, we changed our fiscal year-end from March 31 to December 31, effective December 31, 2001.

We had no operations prior to April 5, 2000. Ziff Davis Holdings’ financial statements as of December 31, 2002 and for the twelve months then ended and as of December 31, 2001 and for the nine months then ended, and as of March 31, 2001 and for the fiscal year then ended are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries. The combined financial statements of Predecessor for the period prior to April 5, 2000 are prepared on a carve-out basis, as ZDP was not a separate legal entity of ZDI.

The publishing assets that were acquired from ZDI will herein be referred to as the “Restricted Subsidiaries”. Since April 5, 2000, we have formed two subsidiaries, which are focused on developing and launching new products and businesses. These subsidiaries, Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”), are collectively referred to, and defined under our debt agreements, as “Unrestricted Subsidiaries”. Our operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is comprised of our Restricted Subsidiaries. The Developing Businesses segment is comprised of our Unrestricted Subsidiaries. We are developing new publications and businesses through LaunchCo and developing Internet-related properties leveraging off our editorial expertise and relationships with our audience and advertisers through InternetCo. Where appropriate in our discussion below, we have separately identified amounts associated with the Restricted Subsidiaries and the Unrestricted Subsidiaries when comparing amounts to prior year periods. For further segment information, see Note 23 to our audited financial statements included in Item 8 of this Form 10-K.

In connection with the ZDP acquisition, we determined that certain of the wholly-owned international operations of ZDP (excluding international licensing operations and international joint ventures) did not meet our long-term strategic objectives. As a result, these operations were sold on August 4, 2000.

Technology Sector and Economic Trends

Our revenue and profitability are influenced by a number of external factors including: the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which sellers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among computer technology marketers including print publishers and providers of other technology information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally affecting the technology industry, including pricing pressures and temporary surpluses of inventory.

Our revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches. New publications generally require several years to achieve profitability and upon achieving initial profitability, often have lower operating margins than more established publications. Accordingly, our total revenue and profitability from year to year may be affected by the number and timing of new product launches. If we conclude that a new publication or service will not achieve certain milestones with regard to revenue, profitability and cash flow within a reasonable period of time, management may discontinue such publication or service or merge it into another existing publication or service.

Current economic trends in the United States and lower capital spending patterns in the information technology sector have had a significant negative impact on our business. These trends include further consolidation among our advertisers and a general decline in advertising spending. In response to this decline, we began a cost reduction and restructuring program in 2001, which continued into 2002, and as a result of which we have discontinued unprofitable publications, consolidated facilities and reduced our workforce. In August 2002, we also completed a comprehensive financial restructuring (see “Liquidity and Capital Resources—Financial Restructuring”).

Results of Operations—Year Ended December 31, 2002 Compared to Pro forma Year Ended December 31, 2001

The table below presents unaudited pro forma results for the full year ended December 31, 2001 by adding the Company’s nine-month transitional period ended December 31, 2001 with the three-month period ended March 31, 2001 and compares this to the results for the year ended December 31, 2002.

		Full Year 2001
(in thousands of dollars)	Year Ended December 31, 2002	Nine Months Ended December 31, 2001	Three Months Ended March 31, 2001	Pro forma Year Ended December 31, 2001
			(unaudited)	(unaudited)
Revenue, net	$209,037	$215,859	$84,226	$300,085

Operating expenses:
Cost of production	75,835	81,726	32,886	114,612
Selling, general and administrative expenses	125,171	164,351	65,609	229,960
Depreciation and amortization of property and equipment	18,851	20,870	5,338	26,208
Amortization of intangible assets	18,919	41,766	13,600	55,366
Restructuring charges, net	48,950	37,412	—	37,412
Write-down of intangible assets	79,241	240,077	—	240,077

Total operating expenses	366,967	586,202	117,433	703,635

Loss from operations	(157,930)	(370,343)	(33,207)	(403,550)
Equity in (loss) income from joint ventures	—	(192)	356	164
Loss on sale of joint venture	—	(7,802)	—	(7,802)
Gain on sale of subsidiary	634	—	—	—
Interest expense, net	39,286	36,833	12,208	49,041

Loss before income taxes	(196,582)	(415,170)	(45,059)	(460,229)
Income tax provision	258	254	144	398

Net loss	$(196,840)	$(415,424)	$(45,203)	$(460,627)

Revenue, net

Revenue was $209.0 million for the year ended December 31, 2002, compared to $300.1 million in the comparable prior period, a decrease of $91.1 million, or 30.4%.

Revenue from the Restricted Subsidiaries was $183.3 million compared to $277.8 in the comparable prior year period, a decrease of $94.5 million, or 34.0%. Excluding the discontinued publications within the Restricted Subsidiaries (FamilyPC, Smart Partner, Yahoo! Internet Life, Ziff Davis SMART BUSINESS and Interactive Week), revenue was down $28.1 million or 14.2% from $198.3 million. Discontinued publications accounted for $13.1 million of revenue for the year ended December 31, 2002 and $79.5 million for the same period last year. The $28.1 million decrease in revenue from continuing publications was largely due to an advertising revenue decline of $21.2 million related to a significant decrease in advertising pages and average revenue per page for our technology publications, partially offset by strong gains in ad pages and average revenue per page for our games publications. Circulation revenue for the continuing businesses in the Restricted Subsidiaries increased $0.4 million, or 0.9% to $41.9 million primarily due to increased single-copy revenue for our games publications. Other revenue related to the Restricted Subsidiaries’ continuing businesses was down $7.2 million, or 40.8%, primarily driven by decreased royalty revenue resulting from the termination of our content license agreement with ZDNet.

Revenue from the Unrestricted Subsidiaries was $25.7 million for the year ended December 31, 2002, compared to $22.3 million in the comparable prior period, a $3.4 million or 15.3% increase. Excluding the discontinued websites and publications (Expedia Travels and The Net Economy), revenue was $20.0 million in 2002 and $5.8 million in 2001, an increase of $14.2 million. The increase in revenue from continuing businesses primarily relates to (1) increased advertising revenue from new publications (CIO Insight and Baseline) and (2) growing revenue from our Internet properties which was nearly zero in the prior year period.

Cost of production

Cost of production was $75.8 million for the year ended December 31, 2002, compared to $114.6 million for the comparable prior year period, a $38.8 million or 33.9% decrease.

Cost of production related to the Restricted Subsidiaries decreased $34.1 million, or 32.6% from $104.5 million in 2001 to $70.4 million for the year ended December 31, 2002. Excluding discontinued publications within the Restricted Subsidiaries, cost of production decreased 8.9% from $69.7 million to $63.5 million. This decrease was primarily due to a decline in total pages produced in our magazine portfolio together with reduced paper prices and was partially offset by an increase in postage rates. In July 2001, the Governor of the U.S. Postal Service approved a 2.6% increase in postage rates and this was followed by a 9.9% increase in June 2002. Excluding discontinued publications, cost of production as a percentage of revenue increased to 37.3% from 35.2% of revenue for the year ended December 31, 2002 versus 2001. This increase is primarily attributable to the revenue decline described above.

Cost of production related to the Unrestricted Subsidiaries was $5.4 million compared to $10.1 million in the prior year period. The cost decrease was due to the closure of Expedia Travels, The Net Economy and certain websites, partially offset by increased costs at CIO Insight, Baseline and our Internet properties, which were in their early development stages during the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses, excluding restructuring charges for the year ended December 31, 2002 were $125.2 million compared to $230.0 million for the year ended December 31, 2001 a $104.8 million or 45.6% decrease.

Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $67.6 million or 46.2% from $146.2 million to $78.6 million. Excluding discontinued publications within the Restricted Subsidiaries, selling, general and administrative expenses decreased $14.5 million or 17.9% from $81.0 million to $66.5 million. This decrease was primarily related to our cost reduction program and cost savings realized in circulation acquisition, editorial, marketing and sales as well as bad debt expense. Excluding discontinued

publications, selling, general and administrative expenses as a percentage of revenue decreased from 40.8% for the year ended December 31, 2001 to 39.1% for the year ended December 31, 2002, primarily related to our cost control efforts.

Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $46.5 million and $83.7 million for the year ended December 31, 2002 and 2001, respectively. Excluding discontinued websites and publications, selling, general and administrative expenses were $37.4 million and down $5.9 million or 13.6% from $43.3 million for the year ended December 31, 2001. The decrease in selling, general and administrative expenses primarily resulted from our cost reduction program and the impact of lower Internet content and audience development costs in 2002 compared to 2001, when our Internet properties were being started-up.

Depreciation and amortization

Depreciation and amortization expenses were $37.8 million and $81.6 million for the year ended December 31, 2002 and 2001, respectively. The decrease is principally attributable to lower depreciation and amortization expense resulting from the write-off of goodwill, intangible assets and certain fixed assets as part of our cost reduction and restructuring program. Also, in accordance with a new accounting pronouncement, effective January 1, 2002, we no longer amortize goodwill or indefinite-lived intangible assets.

Restructuring charges, net and write-down of intangible assets

Our cost reduction and restructuring program continued in 2002. We incurred a total pre-tax charge of $128.2 million for this restructuring program for the year ended December 31, 2002, $79.2 million of which was recorded as a write-down of intangible assets and the remainder as a restructuring charge in our Statement of Operations. The total charge of $128.2 million is comprised of non-cash asset impairment costs of $85.2 million, employee severance costs of $8.1 million and costs to exit certain activities of $34.9 million. These costs primarily relate to (1) the discontinuation of Yahoo! Internet Life, Ziff Davis SMART BUSINESS and The Net Economy, (2) the write-down of certain intangible assets and (3) the further consolidation of our real estate facilities. As of December 31, 2002, we had approximately $38.2 million of accrued restructuring costs remaining on the Balance Sheet. The remaining accrued expenditures primarily relate to facilities consolidation expenses, employee severance costs and financial restructuring plan costs, and we anticipate making approximately $15.0 million of cash payments related to those accruals in 2003.

In 2001 we incurred a total pre-tax charge of $277.5 million, $240.1 million of which was recorded as a write-down of intangible assets and the remainder as a restructuring charge in our Statement of Operations for the year ended December 31, 2002. The total charge is comprised of non-cash asset impairment costs of $251.6 million, employee severance costs of $13.0 million and costs to exit certain activities of $12.9 million. These costs primarily relate to (1) the closure of Family PC, Expedia Travels and Smart Partner magazines and related websites, (2) the consolidation of Interactive Week into eWEEK, (3) the restructuring of our sales, marketing, editorial and overhead functions across all platforms, (4) the closure of Zcast.tv, a website, and (5) the consolidation of our real estate facilities.

Equity in (loss) income from joint ventures

In October 2001, we sold our 50% ownership interest in Mac Publishing LLC. Proceeds from the sale were $4.1 million resulting in a non-cash loss of $7.8 million. Accordingly, we have no income or loss from joint ventures in 2002.

Gain on sale of subsidiary

In July 2002, we sold our eTESTING LABS, Inc. subsidiary for approximately $1.6 million in net proceeds realizing a gain of approximately $0.6 million.

Interest expense, net

Interest expense was $39.3 million for the year ended December 31, 2002 compared to $49.0 million for the year ended December 31, 2001. Our weighted average debt outstanding was approximately $390.9 million and $450.0 million, and our weighted average interest rate was 10.35% and 10.48% for the year ended December 31, 2002 and 2001, respectively.

The decline in interest expense is primarily due to the financial restructuring which we completed in August 2002. As a result, we reduced our then outstanding debt balance by $147.4 million and our Senior Credit Facility was amended such that we are no longer paying default interest rates. Of the $39.3 million in interest in 2002, $0.5 million and $2.5 million is non-cash in nature related to the new Compounding Notes and amortization of debt issuance costs, respectively. In 2001, $2.2 million was non-cash in nature related to the amortization of debt issuance costs.

Income taxes

The income tax provision of $0.3 million for the year ended December 31, 2002 and the income tax provision of $0.4 million for the year ended December 31, 2001 represent effective rates of negative 0.1% and negative 0.1%, respectively. The negative effective rate results from certain minimum state and local taxes despite the consolidated entity having a pre-tax loss.

Net loss

As a result of the factors describe above, we incurred a net loss of $196.8 million for the year ended December 31, 2002, an improvement of $263.8 million compared to a net loss of $460.6 million for the year ended December 31, 2001.

Results of Operations—Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

The table below presents results for the nine month transition period ended December 31, 2001 and for the comparable nine month period ended December 31, 2000.

	Nine Months Ended December 31,
(in thousands of dollars)	2001	2000
		(unaudited)
Revenue, net	$215,859	$346,699

Operating expenses:
Cost of production	81,726	106,398
Selling, general and administrative expenses	164,351	179,381
Depreciation and amortization of property and equipment	20,870	11,261
Amortization of intangible assets	41,766	35,899
Restructuring charge, net	37,412	—
Write-down of intangible assets	240,077	—

Total operating expenses	586,202	332,939

(Loss) income from operations	(370,343)	13,760
Equity in (loss) income from joint venture	(192)	983
Loss on sale of joint venture	(7,802)	—
Interest expense, net	36,833	44,807

Loss before income taxes	(415,170)	(30,064)
Income tax provision	254	761

Net loss	$(415,424)	$(30,825)

Revenue, net

Revenue was $215.9 million for the nine months ended December 31, 2001, compared to $346.7 million in the comparable prior period, a decrease of $130.8 million, or 37.7%.

Revenue from the Restricted Subsidiaries was $197.2 million compared to $340.1 in the comparable prior year period, a decrease of $142.9 million, or 42.0%. Excluding discontinued publications within the Restricted Subsidiaries (Family PC, Smart Partner and Interactive Week), revenue was down $91.4 million or 34.4% from $265.8 million. Discontinued publications accounted for $22.8 million of revenue for the nine months ended December 31, 2001 and $74.3 million of the prior year period. The $91.4 million decrease in revenue from continuing publications was largely due to an advertising revenue decline of $69.4 million primarily related to a decrease in ad pages of 36.4%. Circulation revenue for the continuing businesses in the Restricted Subsidiaries decreased $17.0 million, or 31.9%, to $36.3 million. This decline relates to a 25.6% decrease in single-copy revenue and a 35.6% decline in subscription revenue compared to the same prior year period. Both newsstand and subscription revenue were dramatically impacted by negative economic conditions. Other revenue related to the Restricted Subsidiaries’ continuing businesses was down $5.1 million, or 28.4%, primarily driven by decreased royalty revenue resulting from the termination of our license agreement with ZDNet.

Revenue from the Unrestricted Subsidiaries was $18.6 million for the nine months ended December 31, 2001 compared to $6.6 million in the comparable prior period. The increase primarily relates to (1) increased advertising revenue from new magazine publications (The Net Economy, CIO Insight and Baseline) and (2) revenue from our Internet properties which was nearly zero in the prior year period. The growth in our revenue from Unrestricted Subsidiaries was partially offset by the closure of Expedia Travels magazine in October 2001.

Cost of production

Cost of production was $81.7 million for the nine months ended December 31, 2001, compared to $106.4 million for the comparable prior year period, a $24.7 million or 23.2% decrease.

Cost of production related to the Restricted Subsidiaries decreased $27.2 million, or 26.6% from $102.1 million to $74.9 million for the nine months ended December 31, 2001 and 2000, respectively. Excluding discontinued publications within the Restricted Subsidiaries, cost of production decreased 21.3% to $64.3 million from $81.7 million for the nine months ended December 31, 2001 and 2000, respectively. This decrease was primarily due to a decline in total pages produced in our magazine portfolio and paper prices, partially offset by an increase in postage rates. In January 2001, the Governor of the U.S. Postal Service approved a 9.9% increase in postage rates for calendar year 2001. In addition, a further 2.6% increase in postage rates became effective July 2001. Excluding discontinued publications, cost of production as a percentage of revenue increased from 30.0% to 35.3% of revenue for the nine months ended December 31, 2000 and 2001, respectively. This increase is primarily attributable to the decline in revenue described above.

Cost of production related to the Unrestricted Subsidiaries was $6.8 million compared to $4.3 million for the nine months ended December 31, 2001 and 2000, respectively. The cost increase was related to the new magazine publications, The Net Economy, CIO Insight, Baseline and Internet ventures, which were in early development stages during the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses excluding restructuring charges for the nine months ended December 31, 2001 were $164.4 million compared to $179.4 million for the nine months ended December 31, 2000.

Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $46.6 million, or 30.6% from $152.3 million to $105.7 million for the nine months ended December 31, 2001 and 2000, respectively. Excluding discontinued publications within the Restricted Subsidiaries, selling, general and administrative expenses decreased $29.8 million or 25.9% from $115.0 million to $85.2 million for the nine months ended December 31, 2001 and 2000, respectively. This decrease was primarily related to cost reductions realized in circulation acquisition, editorial, marketing and sales as well as bad debt expense. Excluding discontinued publications, selling, general and administrative expenses as a percentage of revenue increased from 43.3% for the nine months ended December 31, 2000 to 48.9% for the nine months ended December 31, 2001, with this increase primarily related to the revenue decline described above.

Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $58.6 million and $27.1 million for the nine months ended December 31, 2001 and 2000, respectively. The increase related to the newly launched magazine publications and Internet properties which were in their early development stages during the prior year period.

Depreciation and amortization

Depreciation and amortization expenses were $62.6 million and $47.2 million for the nine months ended December 31, 2001 and 2000, respectively. The increase is principally attributable to higher depreciation expense for capital spending in the second half of the prior fiscal year for computer hardware and software related to the startup of our Internet properties.

As part of the cost reduction and restructuring program, we also wrote-off a net book value of $219.8 million of goodwill and intangible assets and $30.8 million of fixed assets during the nine months ended December 31, 2001.

Restructuring charges, net and write-down of intangible assets

Economic and technology sector trends in the United States have had a significant negative impact on our business. These trends included consolidation among our advertisers and a general decline in advertising spending. In response to this decline, we began a restructuring program in the quarter ended June 30, 2001 under which we started to eliminate unprofitable operations, consolidate facilities and reduce the Company’s workforce in order to decrease excess operating costs.

We incurred a total pre-tax charge of $277.5 million for this restructuring program for the nine months ended December 31, 2001, $240.1 million of which was recorded as a write-down of intangible assets and the remainder as a restructuring charge in our Statement of Operations. The total charge of $277.5 million is comprised of non-cash asset impairment costs of $251.6 million, employee severance costs of $13.0 million and costs to exit certain activities of $12.9 million. These costs primarily relate to (1) the closure of Family PC, Expedia Travels and Smart Partner magazines and related websites, (2) the consolidation of Interactive Week into eWEEK, (3) the restructuring of our sales, marketing, editorial and overhead functions across all platforms, (4) the closure of Zcast.tv, a website, and (5) the consolidation of our real estate facilities. Due to the timing of decisions made in regard to these plans, $1.1 million of the charge was recorded during the quarter ended June 30, 2001, $24.4 million was recorded during the quarter ended September 30, 2001 and the remainder was recorded during the quarter ended December 31, 2001. As of December 31, 2001, we had approximately $17.6 million of accrued restructuring costs remaining on the Balance Sheet. The remaining accrued expenditures primarily related to facilities consolidation expenses, employee severance costs and financial restructuring plan costs, and we made approximately $11.0 million of cash payments related to those accruals in 2002.

Equity in (loss) income from joint ventures and loss on sale of joint venture

Our equity in income (loss) from joint ventures decreased $1.2 million from an income of $1.0 million in the nine months ended December 31, 2000 to a loss of $0.2 million in the nine months ended December 31, 2001, primarily due to a decrease in income from Mac Publishing LLC. In October 2001, we sold our 50% ownership interest in Mac Publishing LLC. Proceeds from the sale were $4.1 million resulting in a non-cash loss of $7.8 million.

Interest expense, net

Interest expense was $36.8 million for the nine months ended December 31, 2001 compared to $44.8 million for the nine months ended December 31, 2000. Our weighted average debt outstanding was approximately $441.1 million and $545.5 million, and our weighted average interest rate was 10.35% and 11.16% for the nine months ended December 31, 2001 and 2000, respectively.

Income taxes

The income tax provision of $0.3 million for the nine months ended December 31, 2001 and the income tax provision of $0.8 million in the nine months ended December 31, 2000 represent effective rates of negative 0.1% and negative 2.5%, respectively. The negative effective rate results from certain minimum state and local taxes despite the consolidated entity having a nine-month pre-tax loss.

Net loss

As a result of the factors described above, we incurred a net loss of $415.4 million for the nine months ended December 31, 2001 compared to a net loss of $30.8 million for the nine months ended December 31, 2000.

Results of Operations—Fiscal Year Ended March 31, 2001 Compared to Year Ended December 31, 1999 (Predecessor)

The table below presents results for the fiscal year ended March 31, 2001 and the year ended December 31, 1999 (Predecessor), respectively. For comparative purposes, the 1999 figures have been segregated to show ZDP’s wholly-owned international operations which, as described above, have been sold and, accordingly, the year ended March 31, 2001 figures do not include any results from our international operations.

	Year Ended March 31, 2001	Year Ended December 31, 1999 (Predecessor)
(in thousands of dollars):		Domestic	International(1)	Total
Revenue, net	$430,925	$456,578	$79,131	$535,709

Operating expenses:
Cost of production	139,284	130,109	27,931	158,040
Selling, general and administrative expenses	244,990	226,630	54,999	281,629
Depreciation and amortization of property and equipment and intangible assets	66,098	79,376	3,101	82,477
Write-down of intangible assets	—	775,938	2,822	778,760

Total operating expenses	450,372	1,212,053	88,853	1,300,906

Loss from operations	(19,447)	(755,475)	(9,722)	(765,197)
Equity in income from joint ventures	1,339	1,874	—	1,874
Interest expense, net	57,015	—	—	—

Loss before income taxes	(75,123)	(753,601)	(9,722)	(763,323)
Income tax provision (benefit)	905	(180,289)	—	(180,289)

Net loss	$(76,028)	$(573,312)	$(9,722)	$(583,034)

(1)	As discussed above, we determined to sell our international operations at the time of the acquisition of ZDP and completed the sale in August 2000. Accordingly, the net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale and liquidation of the business, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period. The financial statements for the fiscal year ended March 31, 2001 do not reflect any results of operations of the international operations. The discussion below excludes the impact of the above- described international operations for the year ended December 31, 1999.

Revenue, net

Revenue was $430.9 million for the fiscal year ended March 31, 2001, compared to $535.7 million in the year ended December 31, 1999, a decrease of $104.8 million, or 19.6%.

Revenue from the Restricted Subsidiaries was $420.7 million for the fiscal year ended March 31, 2001, compared to $454.2 million in the year ended December 31, 1999, a decrease of $33.5 million, or 7.4%. Restricted Subsidiaries advertising revenue decreased by $17.2 million, or 5.1%, to $322.5 million in the fiscal year ended March 31, 2001 as compared to the year ended December 31, 1999. This decrease in advertising revenue was due to a 17.2% decline in advertising pages, partially offset by a 13.3% increase in average revenue per page. Circulation revenue for the Restricted Subsidiaries decreased $25.5 million to $68.6 million, or 27.1%, primarily related to fewer single copy sales in our technology publications in the fiscal year ended March 31, 2001 as compared to the year ended December 31, 1999. Other revenue related to the Restricted Subsidiaries, which is primarily derived from royalties, list rentals and other services, increased $9.3 million, or 45.6%, to $29.6 million in the fiscal year ended March 31, 2001 as compared to the year ended December 31, 1999. This increase is due primarily to (1) $5.0 million of fees related to certain services we provide to Computer Shopper, an unaffiliated magazine and (2) a $4.1 million increase in royalty revenue, primarily due to a $1.5 million increase in license fees from ZDNet. As a result, advertising, circulation and other revenue for the Restricted Subsidiaries accounted for 76.7%, 16.3% and 7.0% of our consolidated net revenue during the fiscal year ended March 31, 2001, as compared to 74.8%, 20.7% and 4.5% in the year ended December 31, 1999.

Revenue from the Unrestricted Subsidiaries was $10.2 million for the fiscal year ended March 31, 2001, which primarily related to service fees earned by eTESTING LABS Inc. and advertising revenue from new magazine publications, The Net Economy and Expedia Travels.

Cost of production

Cost of production was $139.3 million for the fiscal year ended March 31, 2001 compared to $158.0 million for the year ended December 31, 1999, a decrease of $18.7 million, or 11.8%.

Cost of production related to the Restricted Subsidiaries increased $1.6 million or 1.2% to $131.7 million for the fiscal year ended March 31, 2001 compared to $130.1 million in the year ended December 31, 1999. This $1.6 million increase was due to (1) an increase of approximately 5.7% in the total number of copies printed to meet increased circulation levels in our aggregate magazine portfolio (2) an increase of approximately 5.5% in our average price per pound of paper primarily driven by the mix of paper used in our publications and (3) the Governors of the U.S. Postal Service approved a 9.9% increase in postage rates for calendar year 2001. These increases were partially offset by a decline in total pages produced in our magazine portfolio. As a result, cost of production for the Restricted Subsidiaries increased as a percentage of net revenue to 31.3% for the fiscal year ended March 31, 2001 from 28.6% in the year ended December 31, 1999.

Cost of production related to the Unrestricted Subsidiaries was $7.6 million for the fiscal year ended March 31, 2001, which primarily related to the new magazine publications, The Net Economy and Expedia Travels.

Selling, general and administrative expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2001 were $245.0 million compared to $281.6 million for the year ended December 31, 1999, a decrease of $36.6 million, or 13.0%.

Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $27.5 million from $220.3 million to $192.8 million or 12.5% in the fiscal year ended March 31, 2001 as compared to the year ended December 31, 1999. This decrease was primarily due to cost reductions realized in administrative areas such as corporate sales, information technology, finance and human resources, as well as reduced bad debt expense. In addition, the prior period includes approximately $3.0 million of costs related to remediation of Year 2000 software issues. These selling, general and administrative expense reductions were partially offset by increased editorial, brand development, sales and marketing spending in support of brand repositioning and growth initiatives for our magazine portfolio. As a result, selling, general and administrative expenses for the Restricted Subsidiaries as a percentage of revenue decreased from 48.5% for the year ended December 31, 1999 to 45.8% for the fiscal year ended March 31, 2001, respectively.

Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $52.2 million for the fiscal year ended March 31, 2001 and consisted mainly of operating, pre-publication and business development expenses for our new magazine publications and Internet properties.

Depreciation and amortization expense and write-down of intangible assets

Depreciation and amortization expense for the fiscal year ended March 31, 2001 was $66.1 million compared to $82.5 million for the year ended December 31, 1999, a decrease of $16.4 million or 19.9%. The decrease relates to a different and lower cost basis in our intangible assets resulting from the application of purchase accounting in the acquisition of ZDP.

A $778.8 million write-down of intangible assets was recorded during the year ended December 31, 1999 to reflect the new fair value of assets of ZDP based on the $780.0 million purchase price of such assets.

Equity in income from joint ventures

Our equity in income from joint ventures decreased $0.6 million from $1.9 in the year ended December 31, 1999 to $1.3 million in the fiscal year ended March 31, 2001, primarily due to a decrease in income from Mac Publishing LLC.

Interest expense, net

Interest expense was $57.0 million for the fiscal year ended March 31, 2001 compared to no interest expense in the year ended December 31, 1999. This increase is the result of indebtedness incurred in connection with the acquisition of ZDP and the issuance of the 12% Notes, in the fiscal year ended March 31, 2001. Our weighted average debt outstanding was approximately $554.6 million and our weighted average interest rate was 10.90% for the fiscal year ended March 31, 2001. Prior to these transactions, external financing transactions were executed and funded by ZDI, and as a result, interest expense of the Predecessor is not applicable.

Income taxes

The income tax provision of $0.9 million for the fiscal year ended March 31, 2001 and the income tax benefit of $180.3 million for the year ended December 31, 1999 represent effective rates of negative 1.2% and positive 23.6%, respectively. The effective rate for the fiscal year ended March 31, 2001 results from certain minimum state and local taxes despite the consolidated entity being in a pre-tax loss position. As a result of the acquisition of ZDP and the difference between our tax profile and the profile of the Predecessor, the effective tax rate of the Predecessor is not applicable or representative of our ongoing business and income tax position.

Net loss

Net loss of $76.0 million for the fiscal year ended March 31, 2001 improved $507.0 million compared to the net loss of $583.0 million for the year ended December 31, 1999. The improvement is primarily due to the write-down of intangible assets totaling $778.8 million in the year ended December 31, 1999, to reflect the fair value of the business based on the $780.0 purchase price for ZDP’s publishing assets. Excluding the results of ZDP’s wholly-owned international operations, net loss for the year ended December 31, 1999 was $573.3 million.

Liquidity and Capital Resources

Total cash at December 31, 2002 was $41.3 million, of which $27.5 million is earmarked for the Unrestricted Subsidiaries. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments from our equity sponsors to finance our operations.

Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our developing businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses and are generally comprised of businesses that were acquired from ZDI. The Senior Credit Facility and the indenture governing the Compounding Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries.

As of December 31, 2002, our total indebtedness was $301.3 million and consisted of $185.9 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $94.9 million under the Compounding Notes and $12.3 million under the 12% Notes.

Borrowings under the Senior Credit Facility bore interest rates ranging from 5.68% to 6.18% as of December 31, 2002. At December 31, 2002, no additional borrowing was available under the revolving portion of our Senior Credit Facility.

Interest on the Senior Credit Facility is payable monthly in cash and no principal payments are due until 2004. Interest of $0.7 million on the 12% Notes is payable on January and July 15 of each year. No cash payments of interest or principal are required on the Compounding Notes until February 2007.

Financial Restructuring

In order to address certain liquidity and debt compliance issues, we initiated a financial restructuring plan in 2001, which was completed on August 12, 2002. As part of the restructuring, we exchanged a combination of cash, Compounding Notes, Series E Preferred Stock and warrants to purchase common stock issued by Ziff Davis Holdings for our existing 12% Notes. In addition, we amended and restated our Senior Credit Facility.

Key terms of the financial restructuring were as follows:

•	We received an equity contribution of $80.0 million from Willis Stein in exchange for the issuance of a new series D redeemable preferred stock (the “Series D Preferred Stock”) with an aggregate liquidation preference of $80.0 million, as well as approximately 38.6 million warrants, each representing the right to purchase one share of our common stock at an exercise price of $0.001 per share. The equity contribution was comprised of approximately $10.1 million of cash received during the quarter ended June 30, 2002, approximately $62.5 million of cash received in August 2002, and approximately $7.4 million in liquidation preference of Series D Preferred Stock issued by Ziff Davis Holdings in lieu of a cash payment which otherwise would have been owed to Willis Stein relating to the 12% Notes held by Willis Stein.

•	Accredited investors holding approximately 95.1% in aggregate principal amount of our 12% Notes tendered their notes and received an aggregate of approximately $21.2 million in cash and $90.3 million in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28.5 million in liquidation preference of Series E Preferred Stock and warrants for the purchase of approximately 5.2 million shares of our common stock in exchange for their 12% Notes.

•

The Compounding Notes accrue interest in semi-annual periods, measured beginning on February 15 and August 15 of each year, with the first period ending on February 15, 2003. For the first four years, interest will accrue at rates ranging from 12% to 14% and may be paid, at our option, either in cash or by compounding such interest on the Compounding Notes, as applicable. For all payments of interest accruing after August 12, 2006, interest shall be payable in cash at a rate of 12% per annum.

•	The Series E Preferred Stock accrues dividends at a rate of 10% per annum and is subject to mandatory redemption on the earlier of March 31, 2010 or the date of the consummation of a change in control. Dividends will only be paid in cash if declared for payment by Ziff Davis Holdings’s Board of Directors. In addition, so long as any Series D Preferred Stock remains outstanding, and without the prior written consent of Willis Stein, together with the holder or holders of a majority of the outstanding shares of Series D Preferred Stock, we will not be permitted directly or indirectly to pay or declare any cash dividend or make any distribution to the holders of Series E Preferred Stock and our Senior Credit Facility and the indenture governing the Compounding Notes each restricts the payment of dividends to holders of our capital stock.

•	Interest due to holders of the $12.3 million in aggregate principal amount of the 12% Notes not tendered in the financial restructuring, previously due on July 15, 2002, was paid on August 14, 2002.

•	We amended and restated our Senior Credit Facility providing for, among other terms: (1) waiver of all existing defaults, (2) deferral of principal payments for eight quarters, (3) removal of the obligation to pay the default interest rate on the outstanding principal, and (4) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.

The financial restructuring has been accounted for in accordance with the troubled debt restructuring provisions of SFAS 15. Accordingly, no gain has been recognized on the exchange, but rather the value of the Compounding Notes as reported on our balance sheet increased by an amount deemed to be accrued interest. After completing the financial restructuring, our total debt was reduced by approximately $147.4 million.

As a result of the financial restructuring and our cost reduction and restructuring program, we believe our cash on hand, coupled with future cash generated from operations will be sufficient to meet our liquidity, working capital and capital spending needs for the foreseeable future. The financial restructuring resulted in a significant reduction of our cash debt service requirements which are estimated at over $30.0 million annually over the next several years. We also closed seven magazine titles in 2002 and 2001 which generated losses of $8.0 million and $32.7 million for the year ended December 31, 2002 and 2001, respectively.

We believe that, based upon current levels of operations, we will be able to meet our debt service obligations for the forseeable future when due. We also believe that our amended and restated credit agreement and note indenture contain achievable restrictive and information covenants which we will also be able to meet for the foreseeable future. Significant assumptions and risks apply to this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. See “Business—Certain Risk Factors”.

Sources and Uses of Cash—Year Ended December 31, 2002 and Proforma Year Ended December 2001

Details for the changes in cash and cash equivalents during the year ended December 31, 2002 and pro forma year ended December 31, 2001 are discussed below:

Operating Activities.    Cash used by operating activities was $48.0 million for the year ended December 31, 2002, compared to $76.1 million for the pro forma year ended December 31, 2001, an improvement of $28.1 million or 36.9%. This change was primarily due to significantly reduced operating costs and lower cash interest payments resulting from our cost reduction and financial restructuring efforts.

Investing Activities.    Cash used by investing activities was $1.0 million for the year ended December 31, 2002, compared to $22.9 million for the pro forma year ended December 31, 2001. The 2002 spending represented capital spending of $2.6 million net of $1.6 million of net proceeds from the sale of our eTESTING LABS Inc. subsidiary. In 2001, approximately $38.0 million of capital spending (primarily related to developing Internet properties) was partially offset by proceeds from the sale of our International operations and joint ventures.

Financing Activities.    Cash provided by financing activities was $70.3 million for the year ended December 31, 2002, compared to $16.7 million for the pro forma year ended December 31, 2001. The 2002 inflow includes $77.6 million from the issuance of preferred stock and $14.9 million of net borrowings under the Senior Credit Facility. These increases in cash were partially offset by $21.2 million paid to holders of the 12% Notes as part of the financial restructuring as well as $1.0 million of debt issuance costs paid in 2002. In 2001, we received approximately $99.0 million from the issuance of preferred stock, partially offset by net repayments of our Senior Credit Facility and debt issuance costs, totaling approximately $82.3 million.

Sources and Uses of Cash—Nine Months Ended December 31, 2001 and 2000

Details of changes in cash and cash equivalents during the nine months ended December 31, 2001 and 2000 are discussed below.

Operating Activities.    Cash used by operating activities was $65.1 million for the nine months ended December 31, 2001, compared to $43.9 million provided by operating activities for the nine months ended December 31, 2000, a decrease of $109.0 million. The decrease was primarily attributable to $80.1 million of cash expenditures related to (1) implementation of our cost reduction and restructuring program, (2) a decline in the operating performance of our business, (3) an increase in cash paid for interest, and (4) working capital changes.

Investing Activities.    Cash used by investing activities was $8.7 million for the nine months ended December 31, 2001. Capital expenditures of $23.3 million were partially offset by the receipt of $10.5 million associated with the acceleration of international operations sale proceeds, $4.1 million from the sale of our 50% interest in Mac Publishing, LLC and $0.1 million of distributions from our Macworld joint venture. Cash used by investing activities was $786.0 million for the nine months ended December 31, 2000 and reflects our purchase of ZDP at a total cost, including fees and expenses, of approximately $798.3 million and $18.9 million in capital expenditures. These cash investments were partially offset by proceeds from the sale of our international operations of $28.5 million and distributions of $3.1 million from our Macworld joint venture.

Financing Activities.    Cash provided by financing activities was $68.3 million for the nine months ended December 31, 2001. Cash provided from the issuance of preferred stock was $99.0 million, of which $35.0 million was used to prepay principal outstanding under our Senior Credit Facility, $15.0 million was used for working capital purposes and $49.0 million was earmarked to fund the Unrestricted Subsidiaries. Additionally, we borrowed $10.0 million under our revolving portion of the Senior Credit Facility. These proceeds were partially offset by a $35.0 million prepayment and $5.0 million of scheduled principal payments under our Senior Credit Facility. Cash provided by financing activities was $842.3 million for the nine months ended December 31, 2000 related to financing activities associated with the acquisition of ZDP.

Contractual Obligations and Commitments

As of December 31, 2002, we had long-term debt and preferred stock obligations outstanding totaling $301.3 million and $673.6 million. The long-term debt obligations include amounts outstanding under the Senior Credit Facility, Compounding Notes and 12% Notes. Such obligations were incurred to obtain proceeds for general corporate purchases, to finance acquisitions and to refinance other debt obligations. Our obligations with respect to these debt instruments can be found in the agreements which govern them filed as Exhibits 4.3, 4.4, and 10.9 to our Registration Statement on Form S-4 dated October 9, 2002.

	Balance at December 31, 2002
(in thousands of dollars)	Total	Less Than One Year	One to Three Years	After Three Years
Long-term debt	$301,266	$—	$27,631	$273,635
Preferred stock	673,577	—	—	673,577
Non-cancellable operating lease obligations	128,150	9,902	18,915	99,333

	$1,102,993	$9,902	$46,546	$1,046,545

The caption non-cancellable operating lease obligations in the above table includes our real estate rent obligations net of existing subleases at December 31, 2002. These lease obligations amounts have not been reduced for estimated future sublease income related to vacated facilities not currently subleased as of December 31, 2002.

Certain legal proceedings described in Item 3 of this Form 10-K are contingencies, which may affect our liquidity in future periods.

Cyclicality

Revenue from advertising accounted for approximately 65.3% of our total revenue for the year ended December 31, 2002. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition and operating results including the growth of our revenue and operating results from prior periods.

Seasonality

Historically, our business has been seasonal and we have earned a significant portion of our annual revenue in our fourth calendar quarter. This is largely due to the general increase in publishing revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. In addition, other factors affecting the seasonality of our business are customer budgetary spending patterns, new product introductions and general economic trends. Quarterly results may also be affected by the timing and magnitude of acquisitions and related costs, variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with internal growth, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We also cannot assure that our fourth quarter revenue will be higher than revenue for our other quarters.

Critical Accounting Policies and Estimates

In December 2001, the Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring related costs and the recoverability of long-lived assets, including the excess of purchase price over net assets acquired. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would effect our reported results of operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Allowances for doubtful accounts are estimated losses resulting from our customers’ failure to make required payments. We continually monitor collections from customers and provide for estimated credit losses. We aggressively pursue collection efforts on these overdue accounts and upon collection reverse the write-off in future periods. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

Reserves for sales returns and allowances are primarily related to our newsstand sales. We estimate and maintain these reserves based primarily on our distributors’ historical return practices and our actual return experience. If actual sales returns and allowances differ from the estimated returns and allowances rates used, we may need to increase or decrease our reserve for sales returns and allowances.

Reserves for severance, magazine and facilities closures and restructuring related costs are estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves.

We periodically evaluate the recoverability of our long-lived assets, including property and equipment, goodwill and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with our annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related businesses may indicate an inability to recover the carrying value of the assets, possibly requiring an impairment charge to the carrying value of the assets.

Recent Accounting Pronouncements

In April 2001, the Financial Accounting Standards Board (“FASB”) reached a final consensus on the Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, which was later codified along with other similar issues, into EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-9”). EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. We adopted this EITF as of January 1, 2002 and as required, have reclassified prior period amounts. The impact of this EITF on our financial statements for the nine months ended December 31, 2001 and fiscal year ended March 31, 2001 was a reclassification of selling, general and administrative expense as an offset to revenue in the amount of $8.8 million and $9.6 million, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contractors. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the recognition and measurement provisions of FIN 45 on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities. As we have no material exposures to variable interest entities or other off-balance sheet arrangements, we anticipate that the effects of adopting FIN 46 will not be material to our results of operations or financial condition.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with our Senior Credit Facility, we entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The effect of this swap agreement, coupled with the fixed interest rate on the 12% Notes and the Compounding Notes, results in $132.2 million or 43.9% of our funded debt being effectively set at a fixed rate of interest as of December 31, 2002. Accordingly, a 1.00% fluctuation in interest rates would cause a $1.7 million fluctuation in interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our costs of production and we may need to adjust the price of our products accordingly. Paper prices began to rise in 1994, rose significantly in 1995 and 1996, and then decreased in 1997. During 1998, 1999 and 2000, paper prices were relatively flat, with only one price increase occurring in 2000. In 2001 and 2002, paper prices declined significantly. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have recently been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases.

Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and 9.9% in June 2002. Management considers announced postage rate increases in our pricing policies, but there can be no assurance that we will be able to recover the added costs incurred.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Accountants	36
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	37
Consolidated Statements of Operations for the year ended December 31, 2002, for the nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001	38
Consolidated Statements of Cash Flows for the year ended December 31, 2002, for the nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001	39
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2002, for the nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001	40
Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Ziff Davis Holdings Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Ziff Davis Holdings Inc. and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and cash flows for the year ended December 31, 2002, nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001, respectively, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company ceased amortizing goodwill and indefinite-lived intangible assets.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

New York, New York

February 28, 2003

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$41,290	$19,956
Accounts receivable, net	30,596	45,226
Inventories	334	360
Prepaid expenses and other current assets	7,465	7,949

Total current assets	79,685	73,491
Property and equipment, net	23,481	48,280
Intangible assets, net	276,376	375,271
Other assets, net	14,870	18,253

Total assets	$394,412	$515,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,466	$21,347
Accrued expenses and other current liabilities	35,281	58,983
Current portion of debt	—	7,127
Unexpired subscriptions, net	34,237	36,212

Total current liabilities	80,984	123,669
Long-term debt	301,266	422,074
Accrued interest—compounding notes	100,909	—
Accrued expenses—long-term	23,196	—
Other non-current liabilities	11,243	8,879

Total liabilities	517,598	554,622

Commitments and contingencies (Notes 18 and 19)
Redeemable preferred stock	673,577	515,987

Stockholders’ deficit:
Common stock—$0.001 par value, 100,000,000 shares authorized, 2,334,748 and 74,985,785 issued and outstanding, respectively	17,901	18,743
Stock subscription loans	(572)	(1,164)
Additional paid-in capital	8,468	3,468
Accumulated deficit	(821,214)	(574,561)
Accumulated other comprehensive loss	(1,346)	(1,800)

Total stockholders’ (deficit) equity	(796,763)	(555,314)

Total liabilities and stockholders’ (deficit) equity	$394,412	$515,295

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2002	Nine Months Ended December 31, 2001	Fiscal Year Ended March 31, 2001
Revenue, net:	$209,037	$215,859	$430,925

Operating expenses:
Cost of production	75,835	81,726	139,284
Selling, general and administrative expenses	125,171	164,351	244,990
Depreciation and amortization of property and equipment	18,851	20,870	16,599
Amortization of intangible assets	18,919	41,766	49,499
Restructuring charges, net	48,950	37,412	—
Write-down of intangible assets	79,241	240,077	—

Total operating expenses	366,967	586,202	450,372

Loss from operations	(157,930)	(370,343)	(19,447)
Equity in (loss) income from joint ventures	—	(192)	1,339
Loss on sale of joint venture	—	(7,802)	—
Gain on sale of subsidiary	634	—	—
Interest expense, net	39,286	36,833	57,015

Loss before income taxes	(196,582)	(415,170)	(75,123)
Income tax provision	258	254	905

Net loss	$(196,840)	$(415,424)	$(76,028)

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2002	Nine Months Ended December 31, 2001	Fiscal Year Ended March 31, 2001
Cash flows from operating activities:
Net loss	$(196,840)	$(415,424)	$(76,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,770	62,636	66,098
Equity in loss (income) from joint ventures	—	192	(1,339)
Loss on sale of joint venture	—	7,802	—
Provision for doubtful accounts	1,331	1,645	2,668
Non-cash rent expense	2,452	2,404	1,995
Non-cash interest expense on compounding notes	459	—	—
Amortization of debt issuance costs	2,473	1,666	2,135
Non-cash restructuring charge	5,974	11,570	—
Write-down of intangible assets	79,241	240,077	—
Changes in operating assets and liabilities:
Accounts receivable	12,354	5,828	15,668
Inventories	26	742	9,284
Accounts payable and accrued expenses	6,371	14,266	31,265
Unexpired subscriptions and deferred revenue, net	(1,327)	(10,967)	(4,901)
Due from (to) affiliate	—	354	(354)
Prepaid expenses and other, net	1,714	12,071	(11,219)

Net cash (used) provided by operating activities	(48,002)	(65,138)	35,272

Cash flows from investing activities:
Capital expenditures	(2,567)	(23,336)	(33,655)
Distributions from joint venture	—	125	3,600
Net proceeds from sale of subsidiary/ joint venture	1,554	4,051	1,700
Net proceeds from sale of international operations	—	10,500	28,267
Acquisitions and investments, net of cash acquired	—	(44)	(505)
Acquisition of ZDP, net of cash acquired	—	—	(801,953)

Net cash used by investing activities	(1,013)	(8,704)	(802,546)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4	19,043
Proceeds from issuance of preferred stock	77,631	98,953	333,925
Proceeds from long-term borrowings	—	—	605,000
Net borrowings under senior credit facilities	21,000	10,000	—
Repayment of borrowings under senior credit facilities	(6,085)	(39,966)	(145,833)
Proceeds from issuance of senior secured notes	—	—	125,000
Repayment of borrowings under senior secured notes	—	—	(125,000)
Proceeds from issuance of senior subordinated notes	—	—	175,000
Repayment of borrowings under senior subordinated notes	—	—	(175,000)
Debt issuance costs	(1,039)	(704)	(21,350)
Payments to 12% Note holders in connection with restructuring	(21,158)	—	—

Net cash provided by financing activities	70,349	68,287	790,785

Net increase (decrease) in cash and cash equivalents	21,334	(5,555)	23,511
Cash and cash equivalents at beginning of period	19,956	25,511	2,000

Cash and cash equivalents at end of period	$41,290	$19,956	$25,511

Cash paid during the period for:
Interest	$33,701	$30,988	$50,798
Income taxes	90	50	1,301
Non-cash financing activities in connection with financial restructuring:
Issuance of preferred stock	35,895	—	—
Issuance of compounding notes	(90,334)	—	—
Accrued interest—compounding notes	(104,986)	—	—
Conversion of 12% Notes	233,163	—	—
Write-off of debt issuance costs	$(1,948)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Common Stock		Stock Subscription Loans	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
	Shares	Amount
Balance at April 4, 2000	—	$—	$—	$2,000	$—	$—	$2,000
Issuance of common stock	70,170,000	17,543	—	1,468	—	—	19,011
Issuance of common stock for shareholders loans	6,315,601	1,579	(1,579)	—	—	—	—
Cancellation of shareholder loans	(264,913)	(67)	67	—	—	—	—
Repayment of stockholder loans	—	—	32	—	—	—	32
Dividends payable on redeemable preferred stock	—	—	—	—	(41,660)	—	(41,660)
Net loss	—	—	—	—	(76,028)	—	(76,028)	$(76,028)

Balance at March 31, 2001	76,220,688	$19,055	$(1,480)	$3,468	$(117,688)	$—	$(96,645)	$(76,028)

Cancellation of shareholder loans	(1,224,903)	(309)	309	—	—	—	—
Repurchase of employee stockholder	(10,000)	(3)	—	—	—	—	(3)
Repayment of stockholder loans	—	—	7	—	—	—	7
Cumulative effect of adoption of accounting principle	—	—	—	—	—	(1,187)	(1,187)	$(1,187)
Change in fair value of interest rate swap	—	—	—	—	—	(613)	(613)	(613)
Dividends payable on redeemable preferred stock	—	—	—	—	(41,449)	—	(41,449)
Net loss	—	—	—	—	(415,424)	—	(415,424)	(415,424)

Balance at December 31, 2001	74,985,785	$18,743	$(1,164)	$3,468	$(574,561)	$(1,800)	$(555,314)	$(417,224)

Reverse stock split	(72,486,259)	—	—	—	—	—	—
Cancellation of shareholder loans	(164,778)	(842)	592	250	—	—	—
Change in fair value of interest rate swap	—	—	—	—	—	454	454	$454
Return of preferred stock in settlement with former CEO	—	—	—	4,750	—	—	4,750
Dividends payable on redeemable preferred stock	—	—	—	—	(49,813)	—	(49,813)
Net loss	—	—	—	—	(196,840)	—	(196,840)	(196,840)

Balance at December 31, 2002	2,334,748	$17,901	$(572)	$8,468	$(821,214)	$(1,346)	$(796,763)	$(196,386)

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Formation of Ziff Davis Holdings Inc.

Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its consolidated subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein”, “controlling stockholders”) a private equity investment firm. Ziff Davis Holdings Inc. is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any operations, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media.

The Company is a multimedia content company whose principal business is publishing. The Company publishes and licenses magazines, provides editorial content about technology, electronic video games and the Internet, both in print and online, and produces seminars and webcasts. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP”, or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. (See Note 5). The Company’s primary subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”). In January 2002, the Company changed its fiscal year-end from March 31 to December 31, effective December 31, 2001. The accompanying financial statements include a nine-month transition period ended December 31, 2001.

The Company was capitalized in April 2000 through the issuance of approximately $225,300 in preferred and common stock in order to fund its acquisition of ZDP. In addition, the Company issued $125,000 senior secured notes (the “Equity Bridge Notes”). Proceeds from these transactions were used to purchase common stock of Ziff Davis Media. The Equity Bridge Notes were fully repaid in July 2000 including interest thereon with proceeds from the issuance of approximately $128,400 in preferred and common stock.

The Company had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses (See Note 5). The acquisition of ZDP was accounted for under the purchase method of accounting. The acquisition of ZDP was funded by (i) proceeds from the issuance of preferred stock and Equity Bridge Notes described above, (ii) executing a $405,000 senior credit facility agreement (the “Senior Credit Facility”) of which $355,000 was borrowed at closing and (iii) issuing $175,000 of senior subordinated notes (the “Bridge Loan”) (See Note 13). Fees and expenses, including debt issuance costs associated with the acquisition of ZDP, which totaled approximately $30,000, were paid with the equity and debt proceeds. On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”). The proceeds of this offering were used to repay the Bridge Loan and approximately $59,700 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,800 of accrued interest related to the principal repayments.

In connection with the acquisition of ZDP, the Company determined that ZDP’s wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives. As a result, the operations were sold on August 4, 2000. The results of these operations are excluded from the consolidated statement of operations for the period from April 5, 2000 to the sale date, August 4, 2000 (See Note 5).

During 2002, the Company restructured certain debt obligations in connection with its financial restructuring plan (See Note 4).

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (continued)

Operations

The Company’s operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is comprised of the “Restricted Subsidiaries” (described below) and the Developing Businesses segment is comprised of the “Unrestricted Subsidiaries” (described below).

The Established Businesses or “Restricted Subsidiaries” segment is primarily comprised of the publishing assets that were acquired from ZDI, which are collectively referred to and defined under the Senior Credit Facility as the “Restricted Subsidiaries”. This segment is engaged in publishing and licensing magazines and providing editorial content about technology, electronic video games and the Internet. This segment also licenses its content and brands to 18 licensees in over 60 countries worldwide. In addition, this segment also published MacWorld through a 50% owned joint venture with International Data Group (“IDG”), which was sold in October 2001 to IDG (See Note 9).

The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to, and defined under the Senior Credit Facility, as “Unrestricted Subsidiaries”. This segment is focused on developing (1) new businesses, including two new publications and (2) Internet-related properties leveraging the Company’s editorial content, expertise and relationships with its audience and advertisers in its Established Business segment.

For additional information on the Company’s operating segments, see Note 23.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The financial statements of the Company as of December 31, 2002 and 2001 and for the year ended December 31, 2002, the nine months ended December 31, 2001 and the fiscal year March 31, 2001 ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk

The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of Federally insured limits. The Company has not experienced losses in such accounts.

The Company’s advertisers primarily include customers who represent a variety of technology companies in the United States and some overseas countries. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers. No one customer accounted for more than 5.6% of total revenue for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, which consist of paper, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and equipment

Property and equipment have been recorded at cost or their estimated fair value at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the acquired assets, ranging from 2 to 20 years. Leasehold improvements are amortized using the straight-line method over the service life of the improvement or the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred.

Capitalized software

In accordance with AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes certain costs incurred for the development of internal use software. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. These costs are included in property, plant and equipment in the accompanying consolidated balance sheet. Costs incurred in connection with business process re-engineering are expensed as incurred. The Company capitalized approximately $1,400, $14,000 and $21,000 of internal use software costs, principally in connection with its Internet properties, during the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, respectively. Approximately, $2,700 and $5,500 of unamortized software costs remained at December 31, 2002 and 2001, respectively. As part of the Company’s cost reduction and restructuring program further described in Note 3, a write-off of $1,238 and $20,282 of capitalized software was recorded in the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

Intangible assets

Intangible assets consist principally of advertising lists, subscriber lists, trademarks and trade names and goodwill. Amortization of the definite-lived assets is computed on a straight-line basis over estimated useful lives, ranging from 2 to 20 years.

Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with the provisions of SFAS No. 142, the Company ceased amortization of goodwill and indefinite-lived intangible assets totaling $154,000. The Company completed its transitional goodwill impairment test during the first quarter of 2002, which did not result in an impairment loss. The Company reviews the recoverability of goodwill and indefinite-lived intangible assets annually and also performs such tests if any event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company compares the estimated fair values of reporting units with their respective net book values. Fair value is generally determined based on estimate future cash flows of the related assets. If the fair value of a reporting unit exceeds its carrying amount, the goodwill and indefinite-lived intangible assets of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill and indefinite-lived intangible assets impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company recognized a goodwill impairment charge of $25,025 and an impairment of our indefinite-lived intangible assets of $16,934 during 2002 (See Note 3).

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses for assets to be held and used are recognized in operating results in the event that the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset. If undiscounted expected future cash flows are not sufficient to support the recorded value of the assets, an impairment loss is recognized for the difference between fair value and the carrying value to reduce the carrying value of the intangible assets to estimated recoverable value. Fair value is determined using quoted market prices in an active market (if available). If quoted market prices are not available, management estimates the fair market value using the best information available including prices for similar assets and the results of established valuation techniques. The Company wrote-off fixed assets, including capitalized software described above, and intangible assets and goodwill during the year ended December 31, 2002 and the nine months ended December 31, 2001 as part of its cost reduction and restructuring program (See Notes 4, 8 and 10).

Debt issuance costs

The cost to issue debt is recorded in other assets and amortized to interest expense over the term of the related debt using the effective-interest rate method. At December 31, 2002 and 2001, other assets included $14,870 and $18,253 in net debt issuance costs. The Company wrote-off approximately $1,948 of debt issuance costs for the year end December 31, 2002 in connection with its financial restructuring (See Note 4).

Revenue, net

Advertising revenue for the Company’s magazine publications, less agency commissions, is recognized as income in the month that the related publications are sent to subscribers or become available for sale at newsstands. Circulation revenue consists of both subscription and single copy newsstand sales. Subscription revenue (which is net of agency fees), less estimated cancellations, is deferred and recognized as income in the month that the related publications are sent to subscribers. Newsstand sales, less estimated returns, are recognized in the month that the related publications become available for sale at newsstands. The Company also derives revenue from royalty agreements, list rentals and other sources. These other revenues are recognized over the terms of related agreements or when services are provided.

Operating costs and expenses

Cost of production includes the direct costs of producing magazines, which are primarily paper, manufacturing, distribution and fulfillment expenses.

Selling, general and administrative costs include editorial, product development, advertising and subscriber acquisition costs, sales and marketing and other general and administrative costs. Editorial and product development costs, including pre-publication expenses, are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products and are expensed as incurred.

The Company accounts for advertising expense in accordance with SOP 93-7, “Accounting for Advertising Costs”, which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place, except for the cost of certain direct-response advertising programs. Direct-response

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

advertising consists primarily of publication subscription renewal mailings and magazine advertisements which include order coupons for the Company’s publications and other subscription promotions. The capitalized cost of the advertising, if any, is amortized over the 12-month period following the advertising campaign. At December 31, 2002 and 2001 there were no capitalized advertising costs. Approximately $0, $4,900 and $2,900 of deferred advertising costs were expensed for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001.

Stock-based compensation

SFAS No. 123 requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employers” and related interpretations in accounting for its plans (See Note 17).

Equity in (loss) income from joint ventures

Equity in (loss) income from joint ventures includes the Company’s equity share of (loss) income from its investments in joint ventures.

Comprehensive income (loss)

Comprehensive income (loss), which is reported on the accompanying Consolidated Statement of Changes in Stockholders’ Deficit as a component of accumulated other comprehensive income (loss), consists of net income and other gains and losses affecting stockholders’ (deficit) equity that, under generally accepted accounting principles, are excluded from net income (loss). The only such change is the change in certain derivative financial instruments as detailed in the Consolidated Statement of Changes in Stockholders’ Deficit.

Income taxes

Income taxes are based upon income for financial reporting purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

Interest rate swaps

The Company utilizes an interest rate swap to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under its interest rate swap agreement, the Company agreed with the counter parties to exchange, at quarterly intervals, the difference between the Company’s fixed pay rate and the counter parties’ variable pay rate based on three-month London Inter-Bank Offering Rate (“LIBOR”).

The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that the Company would pay if the agreement were terminated at the Balance Sheet date. While it is not the Company’s intention to terminate the interest rate swap, the fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $1,346. This amount is recorded on the Balance Sheet in accumulated other comprehensive loss.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial investments

The Company’s financial instruments recorded on the Balance Sheet include cash and cash equivalents, accounts receivable, accounts payable, preferred stock, interest rate swap agreements and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Fair value of long-term bank debt is based on rates available to the Company for debt with similar terms and maturities. Fair value of public debt is based on quoted market prices, where available, or quoted market prices of comparable instruments. Fair value of the interest swap agreement is based on the estimated settlement cost at the end of the reporting period.

The Company’s preferred stock is subordinated to its debt obligations. If the debt obligations trade at a discount, the fair value of preferred stock is assumed to be zero. If the debt obligations are not trading at a discount, fair values of preferred stock are estimated using discounted cash flows that reflect interest rates currently being offered with similar terms to borrowers of similar credit quality.

Use of estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring related costs and the recoverability of long-lived assets including the excess of purchase price over net assets acquired. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These form the basis of the Company’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would effect the Company’s reported results of operations. The Company believes the following is a description of the policies related to recording estimates used in the preparation of its consolidated financial statements.

Allowances for doubtful accounts are estimated losses resulting from its customers’ failure to make required payments. The Company continually monitors collections from customers and provides for estimated credit losses. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the allowance in future periods. If future payments by the Company’s customers were to differ from its estimates, the Company may need to increase or decrease the Company’s allowances for doubtful accounts.

Reserves for sales returns and allowances are primarily related to the Company’s newsstand sales. The Company estimates and maintains these reserves based primarily on the distributors’ historical return practices and the Company’s actual return experience. If actual sales returns and allowances differ from the estimated returns and allowances rates used, the Company may need to increase or decrease the reserve for sales returns and allowances.

Reserves for severance, magazine and facilities closures and restructuring related costs are estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from its estimates, the Company may need to increase or decrease its reserves.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment, goodwill and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. The Company’s evaluations include analyses based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related businesses may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the assets.

Recent accounting pronouncements

In April 2001, the Financial Accounting Standards Board (“FASB”) reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, which was later codified along with other similar issues, into EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-9”). EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The Company adopted this EITF as of January 1, 2002 and as required, has reclassified prior periods amounts. The impact of this EITF on the Company’s financial statements for the nine months ended December 31, 2001 and fiscal year ended March 31, 2001 was a reclassification of selling, general and administrative expense as an offset to revenue in the amount of $8,761 and $9,560, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contractors. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact of the recognition and measurement provisions of FIN 45 on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As the Company has no material exposures to variable interest entities or other off-balance sheet arrangements, the Company anticipates that the effects of adopting FIN 46 will not be material to its results of operations or financial condition.

Reclassifications

Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

NOTE  3—COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND

                    RELATED CHARGES

During 2002 and 2001, the Company implemented a comprehensive cost reduction and restructuring program. This program included the 2002 sale of The Net Economy and eTESTING LABS, Inc. and the closure of Ziff Davis SMART BUSINESS and Yahoo! Internet Life. Further, during the nine months ended December 31, 2001, the cost reduction and restructuring program included the closure of Family PC, Expedia Travels, Smart Partner and the consolidation of Interactive Week into eWEEK. The program is designed to eliminate unprofitable operations, consolidate facilities and reduce the Company’s workforce in order to decrease excess operating costs. As a result of this restructuring, the company incurred a total pre-tax charge of $128,191 and $277,489 for the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively. These charges are reported in the Consolidated Statement of Operations for 2002 and 2001 as a $79,241 and $240,077 write-down of intangible assets, respectively, and a $48,950 and $37,412 net restructuring charge, respectively, and are comprised of the following:

	Year Ended December 31, 2002	Nine Months Ended December 31, 2001
Intangible asset impairment costs (a)	$79,241	$240,077
Fixed asset impairment costs (a)	5,974	11,570
Employee severance costs (b)	8,137	12,947
Costs to exit certain activities (c)	34,839	12,895

	$128,191	$277,489

a)	Intangible asset impairment and fixed asset impairment costs are non-cash write-offs of fixed assets and intangible assets, primarily subscriber lists, tradenames, goodwill, capitalized software and leasehold improvements associated with discontinued publications and other businesses. These impairments are included in “writedown of intangible assets” in the Consolidated Statements of Operations.
b)	Employee severance costs relate to severance benefits and other related costs.
c)	Costs to exit certain activities relate to the termination of contracts, closure or consolidation of offices and other related costs associated with the closure of publications and other businesses.

The accrued restructuring costs balance of $38,213 at December 31, 2002 is included on the Balance Sheet in accrued expenses and other current liabilities and accrued expenses—long term. The remaining accrued expenditures primarily relate to facilities consolidation expenses, employee severance costs and financial restructuring costs. The Company anticipates making approximately $15,000 in cash payments related to this accrual in 2003, with the remainder being paid somewhat evenly through 2019, due to the long-term nature of related real estate lease agreements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 3—COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND OTHER RELATED CHARGES (continued)

The following table summarizes the activity with respect to the accrued restructuring charge balances at December 31, 2001 and 2002.

		Activity for the Nine Months Ended December 31, 2001
	Balance March 31, 2001	Expenses/ Adjustments	Payments	Applied Against Related Assets	Balance December 31, 2001
Employee severance costs	$—	$12,947	$(7,121)	$—	$5,826
Write-down of intangible assets	—	240,077	—	(240,077)	—
Financial restructuring, facility consolidation and other costs	—	24,465	(1,101)	(11,570)	11,794

Total	$—	$277,489	$(8,222)	$(251,647)	$17,620

		Activity for the Year Ended December 31, 2002
	Balance December 31, 2001	Expenses/ Adjustments	Payments	Applied Against Related Assets	Balance December 31, 2002
Employee severance costs	$5,826	$8,137	$(10,047)	$—	$3,916
Write-down of intangible assets	—	79,241	—	(79,241)	—
Financial restructuring, facility consolidation and other costs	11,794	40,813	(12,336)	(5,974)	34,297

Total	$17,620	$128,191	$(22,383)	$(85,215)	$38,213

NOTE 4—FINANCIAL RESTRUCTURING

In order to address certain liquidity and debt compliance issues, the Company initiated a financial restructuring plan in 2001, which was completed on August 12, 2002. As part of the restructuring, the Company exchanged a combination of cash, new senior subordinated compounding notes due 2009 (the “Compounding Notes”) and preferred stock and warrants to purchase common stock issued by Ziff Davis Holdings for the existing 12% Notes (collectively, the “Exchange Offer”). In addition, the Company amended and restated its Senior Credit Facility and received an equity contribution from Willis Stein.

Key terms of the financial restructuring were as follows:

•	The Company received an equity contribution of $80,000 from Willis Stein in exchange for the issuance of a new series D redeemable preferred stock the “Series D Preferred Stock” with an aggregate liquidation preference of approximately $80,000 as well as approximately 38.6 million warrants, each representing the right to purchase one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share. The contribution was comprised of $10,100 of cash received during the quarter ended June 30, 2002, approximately $62,531 of cash received in August 2002, and approximately $7,369 in liquidation preference of Series D Preferred Stock issued by Ziff Davis Holdings in lieu of a cash payment which otherwise would have been owed to Willis Stein by Ziff Davis Media with respect to the 12% Notes held by Willis Stein.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 4—FINANCIAL RESTRUCTURING (continued)

•	Accredited investors representing approximately 95.1% in aggregate principal amount of the Company’s 12% Notes who tendered their notes and received an aggregate of approximately $21,158 in cash and $90,334 in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28,526 in liquidation preference of a new series of preferred stock (“Series E Preferred Stock”) and warrants for the purchase of approximately 5.2 million shares of common stock of Ziff Davis Holdings in exchange for their 12% Notes.

•	The Compounding Notes will accrue interest in semi-annual periods, commencing on February 15 and August 15 of each year, with the first period ending on February 15, 2003. For the first four years, interest will accrue at rates ranging from 12% to 14% and may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest accruing after August 12, 2006, interest shall be payable in cash at a rate of 12% per annum.

•	The Series E Preferred Stock will accrue dividends at a rate of 10% per annum and is subject to mandatory redemption on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by the Company’s Board of Directors. In addition, so long as any Series D Preferred Stock remains outstanding, and without the prior written consent of Willis Stein, together with the holder or holders of a majority of the outstanding shares of Series D Preferred Stock, Ziff Davis Holdings will not be permitted directly or indirectly to pay or declare any cash dividend or make any distribution to the holders of Series E Preferred Stock (See Note 14), and the Senior Credit Facility and the indenture governing the Compounding Notes each restricts the payment of dividends to holders of capital stock of Ziff Davis Holdings.

•	Interest due to holders of the $12,280 principal amount of the 12% Notes not tendered previously due on July 15, 2002, was funded on August 14, 2002.

•	The Company amended and restated its Senior Credit Facility providing for, among other terms: (1) waiver of all existing defaults, (2) deferral of principal payments for eight quarters, (3) removal of the obligation to pay the default interest rate on the outstanding principal and (4) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.

The financial restructuring has been accounted for in accordance with the troubled debt restructuring provisions of SFAS 15. Accordingly, no gain has been recognized on the exchange, but rather the value of the Compounding Notes increased by an amount representing accrued interest (see Note 13).

As a result of the financial restructuring and its cost reduction and restructuring program, the Company believes its cash on hand, coupled with future cash generated from operations will be sufficient to meet its liquidity, working capital and capital spending needs for the foreseeable future. The financial restructuring resulted in a significant reduction of the Company’s cash debt service requirements estimated at over $30,000 annually over the next several years. The Company also closed seven magazine titles in 2002 and 2001 which generated losses of approximately $8,000 and $32,700 for the year ended December 31, 2002 and 2001, respectively.

The Company believes that, based upon current levels of operations it will be able to meet its debt service obligations for the foreseeable future when due. The Company also believes that its amended and restated credit agreement and note indenture contain achievable restrictive and information covenants which it will also be able to meet for the foreseeable future. Significant assumptions and risks apply to this belief, including, among other

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 4—FINANCIAL RESTRUCTURING (continued)

things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. See “Business—Certain Risk Factors”.

NOTE 5—ACQUISITIONS AND DISPOSITIONS

Acquisition of ZDP

The acquisition of ZDP was accounted for using the purchase method of accounting. The assets and liabilities of ZDP acquired by the Company on April 5, 2000, have been recorded at estimated fair value as of the acquisition date with the excess of purchase price over net assets acquired being allocated to intangible assets, including goodwill.

Management implemented a plan to establish a stand-alone infrastructure and restructure the operations of ZDP. These plans included the consolidation and rationalization of certain operations and incremental non-recurring costs associated with the acquisition of ZDP. The primary objectives of these plans were to (i) develop and establish the infrastructure of the Company, as ZDP was not a separate legal entity and did not have stand- alone operations, (ii) reduce overhead expenses and (iii) dispose of businesses which do not meet long-term strategic objectives. The Company’s total cash expenditures associated with these plans was approximately $8,900, which primarily consisted of severance and termination benefits costs, contract termination costs and facilities rationalization expenses, with approximately $8,000 having been spent through December 31, 2001. The Company has substantially completed these plans and made the related cash expenditures as of December 31, 2002.

Summary pro forma financial information for the nine months ended December 31, 2000 would not differ materially from actual results, as the acquisition of ZDP was completed near the beginning of the Company’s fiscal year and therefore, is not presented.

Sale of International Operations

In connection with the acquisition of ZDP, the Company determined that all of its wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives and initiated a plan to sell these operations. The net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period of $1,256. Accordingly, the results of these operations are excluded from the March 2001 consolidated statement of operations for the period from April 5, 2000 to the sale date of August 4, 2000. During such period, the operations had revenue of $29,615 and a loss from operations of $1,484. The net proceeds from this sale were $38,767.

eTESTING LABS Inc. Sale

On July 15, 2002, the Company sold its subsidiary, eTESTING LABS Inc. to Lionbridge Technologies, Inc. (“Lionbridge”) for approximately $2,250. The Company further agreed to license its proprietary benchmark software to Lionbridge for its commercial testing purposes and also entered into a multi-year alliance and agreement with them for reciprocal software development, testing and marketing services. The Company realized a gain on sale of approximately $634. In accordance with the terms of the Senior Credit Facility, 50% of the net proceeds from the sale was used to repay amounts owed under the Senior Credit Facility.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 6—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	December 31,
	2002	2001
Accounts receivable	$55,522	$90,148
Allowance for doubtful accounts, returns and cancellations	(24,926)	(44,922)

	$30,596	$45,226

NOTE 7—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2002	2001
Operating expenses and deposits	$5,829	$5,342
Production expenses	1,205	2,086
Other	431	521

	$7,465	$7,949

Production expenses represent prepaid manufacturing and distribution expenses related to future issues of our publications.

NOTE 8—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,
	2002	2001
Computers and equipment	$32,582	$34,947
Capitalized computer software	8,181	8,273
Leasehold improvements	18,545	26,307
Furniture and fixtures	6,062	9,942

	65,370	79,469
Accumulated depreciation and amortization	(41,889)	(31,189)

	$23,481	$48,280

In connection with the facilities consolidation portion of the cost reduction and restructuring program and a current assessment of recoverability of fixed assets, the Company wrote-off a net book value of $5,974 for fixed assets consisting of capitalized computer software ($1,238), leasehold improvements ($4,443) and furniture and fixtures ($293) during the year ended December 31, 2002. In the nine months ended December 31, 2001, the Company wrote-off a net book value of $30,752 for fixed assets consisting of capitalized computer software ($20,282), leasehold improvements ($8,595) and furniture and fixtures ($1,875).

NOTE 9—EQUITY INVESTMENTS

In March 2001, the Company sold its 65% interest in ZDNet Media (China) LDC to ZDNet, a unit of CNET Networks, Inc., for net proceeds of $1,700. The Company recognized no gain or loss as a result of this sale. In connection with the transaction, the Company entered into a three-year licensing agreement with ZDNet Media (China) through its partners in China, for the continued publication of PC Magazine, eWEEK and PC/Computing.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 9—EQUITY INVESTMENTS (continued)

In October 2001, the Company sold its 50% ownership interest in Mac Publishing LLC to International Data Group for net proceeds of $4,051. The Company realized a pre-tax loss of $7,802 as a result of this sale.

The Company’s equity in (loss) income was $0, ($192) and $1,339 in the year ended December 31, 2002, nine months ended December 31, 2001 and fiscal year ended March 31, 2001, respectively.

NOTE 10—INTANGIBLE ASSETS, NET

Intangible assets primarily relate to the acquisition of ZDP. The acquisition was accounted for under the purchase method of accounting. As such, the purchase price of this acquisition was allocated to tangible and identifiable intangible assets with the remaining amount being allocated to goodwill. Advertising lists and subscriber lists were recorded at estimated fair value as determined by an income approach. Trademarks/trade names were recorded at estimated fair value using a relief from royalty approach.

Definite-lived intangible assets are being amortized using the straight-line method over estimated useful lives, ranging from 2 to 20 years. In determining the estimated useful lives, the Company considered its competitive position in the markets in which it operates, the historical attrition rates of advertisers and subscribers, legal and contractual obligations, and other factors.

Recoverability of goodwill and intangible assets is assessed on an annual basis or between annual tests if any event occurs or circumstances change that would more likely than not reduce the fair value of related assets below their carrying values. In connection with the restructuring program initiated during the nine months ended December 31, 2001, the Company wrote-off a net book value of $219,795 of assets consisting of advertiser lists ($104,556), tradenames ($84,979), and subscriber lists and other intangible assets ($30,260), all of which principally related to the closure of certain magazines.

During 2002, the Company recorded impairments of $79,241 related primarily to trademarks/trade names, advertiser lists and goodwill related to the closures of Ziff Davis SMART BUSINESS and Yahoo! Internet Life and the impairment of certain other intangible assets (See Note 3).

As of December 31, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization, primarily all of which are attributable to the Established Businesses segment, consisted of the following:

	As of December 31, 2002			As of December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Advertising lists	$183,729	$(33,672)	$150,057	$219,675	$(24,256)	$195,419
Trademark/trade names	14,344	(1,062)	13,282	22,544	(1,983)	20,561
Subscriber lists	11,600	(9,862)	1,738	11,600	(6,302)	5,298

Total amortized intangible assets	209,673	(44,596)	165,077	253,819	(32,541)	221,278

Unamortized intangible assets:
Trademark/trade names	72,959	—	72,959	89,893	—	89,893
Goodwill	38,340	—	38,340	64,100	—	64,100

Total unamortized intangible assets	111,299	—	111,299	153,993	—	153,993

Total intangible assets	$320,972	$(44,596)	$276,376	$407,812	$(32,541)	$375,271

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 10—INTANGIBLE ASSETS, NET (continued)

During the year ended December 31, 2002, a reversal of unused purchase accounting reserves resulted in a $735 reduction of goodwill.

Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

For the Year Ended December 31, 2003	$15,108
For the Year Ended December 31, 2004	13,369
For the Year Ended December 31, 2005	13,369
For the Year Ended December 31, 2006	13,369
For the Year Ended December 31, 2007	13,369

The following table presents the impact of SFAS No. 142 on net loss had the standard been in effect for the nine months ended December 31, 2001 and fiscal year ended March 31, 2001:

	Nine Months Ended December 31, 2001	Fiscal Year Ended March 31, 2001
Net loss—as reported	$(415,424)	$(76,028)
Adjustments:
Amortization of goodwill	4,610	6,146
Amortization of acquired trademarks and trade names	4,098	5,463

Net adjustments	8,708	11,609

Net loss—adjusted	$(406,716)	$(64,419)

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2002	2001
Accrued operating and production costs	$9,184	$17,415
Accrued restructuring costs—short-term	15,017	17,620
Accrued interest	1,352	14,153
Payroll and related employee benefits	6,512	7,178
Other taxes payable	319	342
Other	2,897	2,275

Accrued expenses and other current liabilities	35,281	58,983
Accrued restructuring costs—long-term	23,196	—

	$58,477	$58,983

NOTE 12—INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the effective tax rates. SFAS No. 109

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 12 —INCOME TAXES (continued)

requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to the Company’s absence of a positive earnings history, a valuation allowance equal to the net deferred tax asset has been applied.

Loss before income taxes is all attributable to the United States.

Components of the provision for income taxes are as follows:

	Year Ended December 31, 2002	Nine Months Ended December 31, 2001	Fiscal Year Ended March 31, 2001
U.S Federal income taxes:
Current	$—	$—	$—
Deferred	—	—	—
State and local taxes:
Current	61	56	624
Deferred	—	—	—
Foreign income taxes:
Current	197	198	281

Total provision	$258	$254	$905

A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate on loss before income taxes is as follows:

	Year Ended December 31, 2002	Nine Months Ended December 31, 2001	Fiscal Year Ended March 31, 2001
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	(0.1)	(0.1)	(0.3)
Permanent differences	(0.2)	(0.1)	(1.0)
Valuation allowance	(34.8)	(34.9)	(34.6)
Foreign operations	(0.1)	—	(0.3)
Other	0.1	—	—

Effective tax rate	(0.1)%	(0.1)%	(1.2)%

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 12 —INCOME TAXES (continued)

Following is a summary of the components of the deferred tax accounts at December 31, 2002 and 2001:

	December 31,
	2002	2001
Current deferred tax assets and (liabilities):
Allowance for doubtful accounts	$8,989	$1,896
Employee compensation bonus and vacation	752	873
Prepaid expenses	(865)	(685)
Other	646	564

Current deferred net tax assets	9,522	2,648

Non-current deferred tax assets and (liabilities):
Basis difference in intangible assets	94,623	1,983
Basis difference in property and equipment	3,647	1,992
Start-up costs	5,849	7,649
Net operating loss and other carryforwards	92,442	76,627
Deferred rent	2,153	1,397
Other	192	78

Non-current deferred tax assets	198,906	89,726

Gross deferred tax assets	208,428	92,374
Valuation allowance	(208,428)	(92,374)

Net deferred tax assets	$—	$—

The Company’s total deferred tax assets were $209,293 and $93,059 at December 31, 2002 and 2001, respectively. Total deferred tax liability was $865 and $685 at December 31, 2002 and 2001, respectively.

The Company’s provision for foreign taxes relates to withholding taxes paid on royalty income remitted from foreign intangible asset licensees.

At December 31, 2002 the Company had aggregate net operating loss carryforwards for Federal and state income tax purposes of approximately $264,119 which will be available to reduce future taxable income. The net operating loss carryforwards will expire between March 31, 2021 and December 31, 2022 for Federal income tax purposes and between March 31, 2006 and December 31, 2022 for state income tax purposes.

NOTE 13—DEBT

General

As of December 31, 2002, total indebtedness was $301,266 and consisted of $185,916 of outstanding principal under the term loan portion of the Senior Credit Facility, $8,200 of outstanding principal under the revolving credit facility, $12,280 of 12% Notes and $94,870 of Compounding Notes. In August 2002, the Company restructured its debt agreements (See Note 4) and at December 31, 2002, the Company was in compliance with all restrictive covenants related to these debt agreements.

Senior Credit Facility

The Senior Credit Facility is collateralized by a first priority security interest in substantially all of the Company’s existing and future tangible and intangible assets. The Senior Credit Facility requires the Company to

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 13—DEBT (continued)

meet certain financial tests, including a maximum total leverage ratio and a maximum senior leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum capital expenditure amount. The Senior Credit Facility contains certain restrictive covenants, including restrictions on (i) indebtedness, liens and guarantees; (ii) mergers, consolidations and certain types of acquisitions and asset sales; and (iii) dividends and stock repurchases. In addition, the Senior Credit Facility requires the Company to enter into financial instruments, such as interest rate swaps, so that at least 50% of its total debt is effectively at a fixed interest rate. On September 27, 2000, the Company entered into an interest rate swap agreement for a notional amount of $25,000. Under this agreement, the Company pays a fixed rate of interest for a three year period in exchange for receiving a floating rate of interest based on three-month LIBOR.

At December 31, 2002, no further borrowings are available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 5.68% to 6.18%.

Default and Relief of Default—At October 31, 2001, the Company’s total leverage ratio was greater than that permitted under its Senior Credit Facility for the second consecutive month, thus triggering an event of default. Upon the occurrence of default, interest on outstanding principal converts and accrues at the base rate, which represents the prime rate in effect, plus the applicable margin in effect with respect to the default and the default rate of 2.00%. In August 2002, the Company completed a financial restructuring, a component of which included amending and restating the Senior Credit Facility. This amendment provided relief from all existing defaults and amended certain other areas including repayment terms and interest rates.

Compounding Notes

As described in Note 4, the Company issued $90,334 of Compounding Notes in August 2002 in connection with a financial restructuring. The Compounding Notes accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option, and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest after August 12, 2006, interest shall be payable in cash at a rate of 12.0% per annum.

These issuance of the Compounding Notes are being accounted for in accordance with the provisions of SFAS No. 15, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new agreements as compared to the previous agreements. This balance totaling $100,909 at December 31, 2002, is included within long-term liabilities in the Company’s consolidated Balance Sheet as accrued interest—compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the year ended December 31, 2002, the Company amortized $4,076 against interest expense.

12% Notes

On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes due 2010, the “12% Notes”. Interest is paid semi-annually and the outstanding principal, which was reduced to $12,280 as part of the financial restructuring (See Note 4), is payable on July 15, 2010. The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries will guarantee the 12% Notes.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 13—DEBT (continued)

Maturities

Borrowings under the revolving portion of the Senior Credit Facility are due September 30, 2006 and may be borrowed, repaid and reborrowed prior to maturity. Borrowings under the term loan portion of the Senior Credit Facility are payable in varying quarterly installments beginning September 30, 2004 through March 2007.

The scheduled annual maturities of the Senior Credit Facility, 12% Notes and Compounding Notes at December 31, 2002 are as follows:

2003	$—
2004	9,210
2005	18,421
2006	83,549
2007	83,406
Thereafter	106,680

$301,266

NOTE 14—CAPITAL STRUCTURE

The Company is authorized to issue 100,680,000 shares of capital stock and the Company’s capital stock balances at December 31, 2002 consist of:

Redeemable Preferred Stock

Series A Redeemable Preferred Stock—The Company is authorized to issue 400,000 shares of series A redeemable preferred stock, $0.01 par value per share, (the “Series A Preferred Stock”). At December 31, 2002 and 2001 there were approximately 329,128 shares and 337,609 shares, respectively issued and outstanding. Prior to March 6, 2002, dividends on the Series A Preferred Stock accrued at a rate of 12% per annum. Commencing on March 6, 2002, dividends on the Series A Preferred Stock have accrued at a rate of 6.5% per annum. Each share of Series A Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series A Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series A Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

Series B Redeemable Preferred Stock—The Company is authorized to issue 142,500 shares of series B redeemable preferred stock, $0.01 par value per share, (the “Series B Preferred Stock”). At December 31, 2002 and 2001 there were approximately 98,286 shares and no shares, respectively issued and outstanding. Prior to March 6, 2002, dividends on the Series B Preferred Stock accrued at a rate of 12.632% per annum. Commencing on March 6, 2002, dividends on the Series B Preferred Stock have accrued at a rate of 10.85% per annum. Each share of Series B Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 14—CAPITAL STRUCTURE (continued)

dividends, divided by $7.50. The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series B Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series B Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

Series C Convertible Preferred Stock—The Company is authorized to issue 7,500 shares of series C convertible preferred stock, $0.01 par value per share, (the “Series C Preferred Stock”). At December 31, 2002 and 2001 there were approximately 5,173 shares and no shares, respectively, issued and outstanding. The Series C Preferred Stock shall not be entitled to receive any regularly scheduled dividend, however, holders would be entitled to dividends in the amount which would have been paid with respect to the common stock issuable upon conversion of the Series C Preferred Stock, in the event cash dividends be paid upon the Company’s common stock. Each share of Series C Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by the conversion price of the Series C Preferred Stock (currently is $0.60 but which may be adjusted from time to time to account for stock splits, subdivisions and other similar events). The Series C Preferred Stock is convertible by the holders thereof at any time into shares of common stock. The number of shares of common stock obtained per share of Series C Preferred Stock will be determined by dividing $1,000, plus all accrued and unpaid dividends, by the conversion price, which currently is $0.60, but which may be adjusted from time to time to account for stock splits, subdivisions and other similar events. The Series C Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series C Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series C Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series C Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series C Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

Series D Redeemable Preferred Stock—The Company is authorized to issue 100,000 shares of series D redeemable preferred stock, $0.01 par value per share (the “Series D Preferred Stock”). At December 31, 2002 and 2001 there were approximately 80,207 shares and no shares, respectively issued and outstanding. Dividends on the Series D Preferred Stock accrue at a rate of 22.0% per annum. Each share of Series D Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series D Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company at a price per share of Series D Preferred Stock equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series D Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series D Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 14—CAPITAL STRUCTURE (continued)

Series E Redeemable Preferred Stock—The Company is authorized to issue 30,000 shares of series E preferred stock, $0.01 par value per share, (the “Series E Preferred Stock”). At December 31, 2002 and 2001 there were approximately 28,526 shares and no shares, respectively issued and outstanding, respectively. Dividends on the Series E Preferred Stock accrue at a rate of 10% per annum. Such dividends will be payable in cash only if declared for payment by the Company’s Board of Directors. Each share of Series E Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends thereon, divided by $7.50. The Series E Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends thereon and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company at a price per Series E Preferred Share equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series E Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series E Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of series E preferred stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series E Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

The following table presents cumulative activity for each of the preferred stock accounts:

	Preferred Stock Series					Loans	Total
	A	B	C	D	E
Balance at April 4, 2000	$—	$—	$—	$—	$—	$—	$—
Issued	337,630	—	—	—	—	(4,323)	333,307
Dividends payable	41,660	—	—	—	—	—	41,660
Collection of loan amounts	—	—	—	—	—	618	618

Balance at March 31, 2001	$379,290	$—	$—	$—	$—	$(3,705)	$375,585
Issued	20,000	75,050	3,950	—	—	—	99,000
Converted	(20,458)	19,435	1,023	—	—	—	—
Redeemed	(47)	—	—	—	—	—	(47)
Dividends payable	35,783	5,666	—	—	—	—	41,449

Balance at December 31, 2001	$414,568	$100,151	$4,973	$—	$—	$(3,705)	$515,987
Issued	—	13,395	705	—	—	—	14,100
Issued in connection with financial restructuring	—	—	—	69,901	28,526	—	98,427
Converted	—	(9,799)	(505)	10,304	—	—	—
Dividends payable	29,183	12,570	—	6,948	1,112	—	49,813
Return of former CEO shares	(8,455)	—	—	—	—	3,705	(4,750)

Balance at December 31, 2002	$435,296	$116,317	$5,173	$87,153	$29,638	$—	$673,577

Common Stock

Ziff Davis Holdings is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share, of which approximately 2,300,000 shares and 75,000,000 shares were issued and outstanding at December 31, 2002 and 2001, respectably. In connection with the consummation of the financial restructuring described in Note 4, Ziff Davis Holdings completed a reverse stock split of its common stock, pursuant to which Ziff Davis Holdings exchanged one new share of its common stock for every 30 shares of its common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 14—CAPITAL STRUCTURE (continued)

Restrictions on Transfer of Capital Stock

An investor rights agreement restricts the transfer of certain shares of Ziff Davis Holdings’ capital stock by the parties thereto. The parties to the investor rights agreement have granted Ziff Davis Holdings a right of first refusal with respect to its stock, which, if not exercised by Ziff Davis Holdings, may be exercised by Willis Stein and certain other of Ziff Davis Holdings’ stockholders. Each holder of shares generally has the right to participate in any transfer of shares by Willis Stein, with certain exceptions. In addition, Ziff Davis Holdings has agreed not to issue new equity securities (or securities with equity features) without giving Willis Stein and certain other of Ziff Davis Holdings’ stockholders an opportunity to purchase their pro rata share of the new securities on substantially the same terms, with certain exceptions. Each of Ziff Davis Holdings’ existing stockholders (other than the holders of Series E Preferred Stock or common stock obtained pursuant to the exercise of warrants) has agreed to consent to a sale of Ziff Davis Holdings or the assets of Ziff Davis Holdings if Willis Stein votes to approve the sale.

Common Stock Warrants

In connection with the financial restructuring, the Company issued approximately 43,800,000 warrants each representing the right to purchase one share of Ziff Davis Holdings’ common stock at an exercise price of $0.001. The warrants may be exercised on any date from and after August 12, 2002 and prior to and including August 12, 2012. Warrants may be exercised by the payment of the exercise price either in cash, other equity securities of Ziff Davis Media or in a “cashless exercise”, by tendering other warrants.

Liquidation Preference

The preferred stock described above ranks behind the debt obligations of the Company and ahead of the common stockholders in terms of liquidation preference. Among the preferred stock, the Series D Preferred Stock is ranked first, the Series E Preferred Stock is ranked second, the Series B and C Preferred Stock are ranked third and the Series A Preferred Stock is ranked fourth.

NOTE 15—CONTRACTS WITH ZDI

In connection with the acquisition of ZDP, the Company entered into certain agreements with ZDI pertaining to ZDNet, ZDI’s Internet division, and Computer Shopper, a ZDI magazine.

Prior to the acquisition of ZDP, ZDP charged ZDNet an annual fee for the use of the editorial content of its publications. The annual fee, which was recorded as revenue, was equal to 5% of the first $100,000 of ZDNet’s revenue for the year, 4% of the next $50,000 of ZDNet’s revenue for that year and 3% of any incremental revenue over $150,000 for that year.

As a result of the acquisition of ZDP, this royalty agreement was contractually formalized into a three-year exclusive license agreement with ZDNet and its parent CNET Networks (“CNET”) with an additional two years on a non-exclusive basis. After the third year, the contract began a two-year transition period in which fees would be reduced and ZDNet’s exclusive right to the Company’s content would be eliminated. The ZDNet agreement applied only to those publications existing at the date of the acquisition of ZDP. This agreement did not cover any new publications acquired or developed by the Company (such as CIO Insight or Baseline), to which the Company retained all the rights in every medium and it specifically allowed the Company, in certain circumstances, to transact e-commerce independently of ZDNet.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 15—CONTRACTS WITH ZDI (continued)

On January 19, 2001, the Company amended the content license agreement to provide that beginning on March 1, 2001, ZDNet’s content license became non-exclusive and on March 1, 2002, all of ZDNet’s license rights to content from the Company’s magazines would be terminated. The term of the content license agreement was subsequently extended until April 30, 2002, without any further payments required from ZDNet. In addition, ZDNet’s right and obligation to maintain websites for the Company’s publications terminated and the Company obtained the right to host these websites starting April 1, 2001. As consideration for amending the license agreement, ZDNet paid the Company a royalty termination fee of $4,500, of which $2,200 and $2,300 was paid on March 1, 2001 and 2002, respectively. ZDNet is not obligated to pay any royalties with respect to licensed content after April 30, 2002. The Company has recognized the termination fee pro rata over the contract term.

Computer Shopper Services Agreement

Under this agreement, the Company provided distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid the Company its costs in relation to the performance of these services, plus an additional $5,000 annually in fees. On January 19, 2001, the Company agreed with ZDI to terminate the services agreement and enter into a new two year agreement with CNET effective March 1, 2001. The new two year agreement contained substantially similar terms, except that CNET was not required to pay the Company any annual fee and was only required to reimburse the Company for out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. On March 1, 2001, CNET paid the Company a $2,000 non-refundable fee in connection with the termination of the original Computer Shopper services agreement. The Company recognized the termination fee pro rata over the initial contract term. The Company and CNET entered into a new agreement as of March 1, 2003, which will continue through December 31, 2005 (unless terminated earlier by either party), pursuant to which the Company will be paid a fixed monthly fee plus reimbursement of certain direct expenses in connection with circulation services for Computer Shopper.

NOTE 16—EARNINGS PER SHARE

Earnings per share have been omitted on the basis that there are no public common shareholders.

NOTE 17—EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has established a tax-qualified 401(k) employee savings and profit sharing plan, for all of its employees who meet the 401(k) plan’s eligibility requirement. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees and income earned on the 401(k) plan contributions are not taxable to the employees until withdrawn from the 401(k) plan. Employees may make contributions to the plan, which are partially matched by the Company; both employee and Company contributions are subject to certain limitations. The Company may also make additional discretionary profit-sharing contributions to the 401(k) plan. The Company made discretionary profit sharing contributions of $0, $0, $1,003, for the year ended December 31, 2002, the nine months ending December 31, 2001 and fiscal year ended March 31, 2001, respectively.

Stock Option Plans

In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”) which provides for the issuance of

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 17—EMPLOYEE BENEFIT PLANS (continued)

non-qualified stock options to purchase shares of Ziff Davis Holdings’ common stock, to eligible employees, directors, officers, consultants and advisors (each a “participant”). Under the terms of this 2001 Stock Option Plan, options to purchase 2,630,000 shares (87,667 shares after 1:30 stock split) of Ziff Davis Holdings’ common stock shall be reserved for issuance under this 2001 Stock Option Plan. The option price per share of common stock shall be fixed at fair value by the appointed committee and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 20% per year over a five year period on the anniversary date of the grant.

In the fiscal year ended December 31, 2002, the Company’s Board of Directors adopted the 2002 Ziff Davis Holdings Employee Stock Option Plan (“2002 Stock Option Plan”), which provides for the issuance of non-qualified stock options to purchase shares of certain classes of Ziff Davis Holdings capital stock to eligible employees, directors, officers, consultants and advisors. Pursuant to the 2002 Stock Option Plan, as amended in March 2003, the Company may issue options to purchase the following number of shares of Ziff Davis Holdings capital stock, which are reserved for issuance under the plan: 9,619,171 shares of common stock; 58,081 shares of Series A Preferred Stock; 17,344 shares of Series B Preferred Stock; and 14,117 shares of Series D Preferred Stock. The option price per share for any participant shall be determined by the Company’s compensation committee at the time of grant and generally shall equal, with respect to options to purchase the Series B Preferred Stock and the Series D Preferred Stock, $1000 plus the per share dividends that have accrued on such stock from and after August 12, 2002. Generally, options granted pursuant to the 2002 Stock Option Plan will have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary of the date of grant. The options shall be subject to certain restrictions on exercisability and shall be subject to repurchase by the Company in certain circumstances. No options were granted under the 2002 Stock Option Plan as of December 31, 2002.

A summary of the status of the Company’s 2001 Stock Option Plan as of December 31, 2002 and December 31, 2001, and changes during the fiscal year and nine months then ended, respectively, is presented below:

	Number of shares	Weighted Average Price Per Share
Balance at April 5, 2000	—	$ —
Options granted	2,423,543	0.25
Options exercised	—	—
Options cancelled/forfeited	(221,679)	0.25

Balance at March 31, 2001	2,201,864	0.25
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(819,798)	0.25

Balance at December 31, 2001	1,382,066	0.25
Reverse stock split	(1,335,997)	0.25
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(19,114)	7.50

Balance at December 31, 2002	26,955	$7.50

No options were exercisable at March 31, 2001 or at December 31, 2001 and 2002.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 17—EMPLOYEE BENEFIT PLANS (continued)

As permitted by SFAS No. 123, the Company has chosen to account for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

If the Company had accounted for employee stock options under the fair value based method, pro forma net loss for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001 would have increased by approximately $0, $0 and $111, respectively. As the Company has no public equity, fair value of the options was calculated under the minimum value method utilizing a risk free interest rate of 4.62% and an expected option life of 5 years for the year ended March 31, 2001. There were no options granted under the 2001 Stock Option Plan in the year ended December 31, 2002 and nine months ended December 31, 2001.

NOTE 18—OPERATING LEASE COMMITMENTS

The Company is obligated under various operating leases which expire at various dates through 2019. As of December 31, 2002, future minimum rental commitments under non-cancelable operating leases (net of sublease proceeds) for future fiscal years are as follows:

	Gross Rental Commitments	Sublease Income	Net Rental Commitments
2003	$16,366	$6,464	$9,902
2004	16,926	6,515	10,411
2005	15,224	6,720	8,504
2006	14,695	6,702	7,993
2007	14,198	6,368	7,830
Thereafter	165,192	81,682	83,510

Total	$242,601	$114,451	$128,150

The Company’s rent expense for subleased facilities amounted to approximately $10,622, $11,584 and $19,530 for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, respectively. Sublease income for these facilities amounted to approximately $6,924, $2,977, and $2,958 for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, respectively.

NOTE 19—CONTINGENCIES

Legal Proceedings

On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement, and various other claims arising out of the termination of his employment. The Company made a motion to dismiss in December 2001, which was subsequently denied as against Ziff Davis Media and granted as against defendants Alan Perlman and Willis Stein. Each party’s motion to renew was denied in October 2002 and each party has appealed. The Company intends to continue vigorously defending this lawsuit. The Company cannot assure you, however, that it will prevail in this matter or comment as to the amount of monetary damages, if any, that the plaintiff could be awarded were the plaintiff to prevail.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 19—CONTINGENCIES (continued)

Ziff Davis Media is a defendant, along with numerous other magazine publishing companies in In Re Magazine antitrust litigation, pending in Federal District Court for the Southern District of New York. The case is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleging a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The plaintiffs made a motion for partial summary judgment, which has been stayed pending the settlement discussions. The parties reached a proposed settlement with respect to which a hearing for final judicial approval will occur in May 2003. The proposed settlement would include a non-material cash payment by Ziff Davis Media and has been submitted to the Court for approval.

On February 27, 2001, International Data Group initiated a lawsuit, International Data Group v. Ziff Davis Media, in the Federal District Court in Delaware alleging trademark infringement arising out of the launch of Ziff Davis Media’s new magazine, CIO Insight. The parties settled the matter in October 2002, pursuant to which each party agreed to take certain steps with respect to various trademarks. The Company did not make any financial payment to the plaintiff in connection with the settlement.

In July 2002, the landlord for our headquarters in New York, New York filed suit against the Company in connection with a dispute regarding the calculation of payments owed the landlord in connection with a sublease of a portion of our headquarters. The matter was settled in March 2003.

In March 2002, Ziff Davis France (“ZDF”) and other unrelated parties were sued by a freelance author alleging that certain publication of his works infringed his rights. In March 2003 the Company was orally informed that ZDF was dismissed from the case, but the Company has not yet been able to confirm the specifics of such dismissal, if any. To the extent ZDF is still a party to the action, the Company believes ZDF has meritorious defenses to the claims raised and intends to defend itself vigorously. The Company cannot assure you, however, that ZDF will prevail in this matter or comment as to the amount of monetary damages, if any, that plaintiff could be awarded were plaintiff to prevail.

The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION PLANS

Guarantor Financial Information

Ziff Davis Holdings Inc. and Ziff Davis Media Inc. are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that (i) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries, (ii) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media, and (iii) Ziff Davis Holdings has unconditionally guaranteed the Compounding Notes and the 12% Notes.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION (continued)

The table below presents combining financial data detailing Ziff Davis Holdings Inc., Ziff Davis Media Inc., the guarantor subsidiaries, and related elimination entries.

	At December 31, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$28,267	$13,022	$—	$41,290
Accounts receivable, net	—	—	30,596	—	30,596
Inventories	—	—	334	—	334
Prepaid expenses and other current assets	—	—	7,465	—	7,465
Due (to) from affiliates	—	(144,718)	144,718	—	—

Total current assets	1	(116,451)	196,135	—	79,685
Property and equipment, net	—	—	23,481	—	23,481
Investments in subsidiaries, equity method	(121,841)	(121,960)	—	243,801	—
Intangible assets, net	—	—	276,376	—	276,376
Note receivable—affiliate	—	503,025	—	(503,025)	—
Other assets, net	—	14,870	—	—	14,870

Total assets	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$11,466	$—	$11,466
Accrued expenses and other current liabilities	—	1,352	33,929	—	35,281
Unexpired subscriptions, net	—	—	34,237	—	34,237

Total current liabilities	—	1,352	79,632	—	80,984
Long-term debt	—	301,266	—	—	301,266
Accured interest—compounding notes	—	100,909	—	—	100,909
Note payable—affiliate	—	—	503,025	(503,025)	—
Accrued expenses—long-term	—	—	23,196	—	23,196
Other non-current liabilities	—	—	11,243	—	11,243

Total liabilities	—	403,527	617,096	(503,025)	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	566,631	537,565	(1,104,196)	8,468
Accumulated deficit	(821,214)	(689,328)	(659,931)	1,349,259	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholders’ (deficit) equity	(795,417)	(124,043)	(121,104)	243,801	(796,763)

Total liabilities and stockholders’ equity (deficit)	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION (continued)

	At December 31, 2001
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$401	$16,453	$3,102	$—	$19,956
Accounts receivable, net	—	—	45,226	—	45,226
Inventories	—	—	360	—	360
Prepaid expenses and other current assets	—	—	7,949	—	7,949
Due (to) from affiliates	—	(95,207)	95,207	—	—

Total current assets	401	(78,754)	151,844	—	73,491
Property and equipment, net	—	—	48,280	—	48,280
Investments in subsidiaries, equity method	(37,928)	(70,632)	—	108,560	—
Intangible assets, net	—	—	375,271	—	375,271
Note receivable—affiliate	—	535,703	—	(535,703)	—
Other assets, net	—	18,253	—	—	18,253

Total assets	$(37,527)	$404,570	$575,395	$(427,143)	$515,295

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$21,347	$—	$21,347
Accrued expenses and other current liabilities	—	15,953	43,030	—	58,983
Current portion of long-term debt	—	7,127	—	—	7,127
Unexpired subscriptions, net	—	—	36,212	—	36,212

Total current liabilities	—	23,080	100,589	—	123,669
Long-term debt	—	422,074	—	—	422,074
Note payable—affiliate	—	—	535,703	(535,703)	—
Other non-current liabilities	—	—	8,879	—	8,879

Total liabilities	—	445,154	645,171	(535,703)	554,622

Redeemable preferred stock	515,987	—	—	—	515,987

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	18,743	—	28	(28)	18,743
Stock subscription loans	(1,164)	—	—	—	(1,164)
Additional paid-in capital	3,468	453,700	435,636	(889,336)	3,468
Accumulated deficit	(574,561)	(492,484)	(506,674)	999,158	(574,561)
Accumulated other comprehensive loss	—	(1,800)	—	—	(1,800)

Total stockholders’ (deficit) equity	(553,514)	(40,584)	(69,776)	108,560	(555,314)

Total liabilities and stockholders’ equity (deficit)	$(37,527)	$404,570	$575,395	$(427,143)	$515,295

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$209,037	$—	$209,037

Operating expenses:
Cost of production	—	—	75,835	—	75,835
Selling, general and administrative expenses	—	—	125,171	—	125,171
Depreciation and amortization of property and equipment	—	—	18,851	—	18,851
Amortization of intangible assets	—	—	18,919	—	18,919
Restructuring charges, net	—	—	48,950	—	48,950
Write-down of intangible assets	—	—	79,241	—	79,241

Total operating expenses	—	—	366,967	—	366,967

Loss from operations	—	—	(157,930)	—	(157,930)
Equity in loss from subsidiaries	(196,844)	(218,963)	—	415,807	—
Gain on sale of subsidiary	—	—	634	—	634
Intercompany interest (income) expense	—	(61,473)	61,473	—	—
Interest (income) expense, net	(4)	39,331	(41)	—	39,286

Income (loss) before income taxes	(196,840)	(196,821)	(218,728)	415,807	(196,582)
Income tax provision	—	23	235	—	258

Net income (loss)	$(196,840)	$(196,844)	$(218,963)	$415,807	$(196,840)

	Nine Months Ended December 31, 2001
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$215,859	$—	$215,859

Operating expenses:
Cost of production	—	—	81,726	—	81,726
Selling, general and administrative expenses	—	1	164,350	—	164,351
Depreciation and amortization of property and equipment	—	—	20,870	—	20,870
Amortization of intangible assets	—	—	41,766	—	41,766
Restructuring charges, net	—	—	37,412	—	37,412
Write-down of intangible assets	—	—	240,077	—	240,077

Total operating expenses	—	1	586,201	—	586,202

Loss from operations	—	(1)	(370,342)	—	(370,343)
Equity in loss from joint ventures	—	—	(192)	—	(192)
Equity in loss from subsidiaries	(415,693)	(427,419)	—	843,112	—
Loss on sale of joint venture	—	—	(7,802)	—	(7,802)
Intercompany interest (income) expense	—	(47,439)	47,439	—	—
Interest (income) expense, net	(22)	37,285	(430)	—	36,833

Income (loss) before income taxes	(415,671)	(417,266)	(425,345)	843,112	(415,170)
Income tax (benefit) provision	(247)	(1,573)	2,074	—	254

Net income (loss)	$(415,424)	$(415,693)	$(427,419)	$843,112	$(415,424)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION (continued)

	Fiscal Year Ended March 31, 2001
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Revenue, net	$—	$—	$430,925	$—	$—	$430,925

Operating expenses:
Cost of production	—	—	139,284	—	—	139,284
Selling, general and administrative expenses	8	—	244,982	—	—	244,990
Depreciation and amortization of property and equipment	—	—	16,599	—	—	16,599
Amortization of intangible assets	—	—	49,499	—	—	49,499

Total operating expenses	8	—	450,364	—	—	450,372

Loss from operations	(8)	—	(19,439)	—	—	(19,447)
Equity in income from joint ventures	—	—	—	1,339	—	1,339
Equity in loss from subsidiaries	(76,738)	(82,188)	—	—	158,926	—
Intercompany interest (income) expense	—	(63,600)	63,600	—	—	—
Interest (income) expense, net	(1,018)	56,561	1,472	—	—	57,015

Income (loss) before income taxes	(75,728)	(75,149)	(84,511)	1,339	158,926	(75,123)
Income tax provision (benefit)	300	1,589	(1,509)	525	—	905

Net income (loss)	$(76,028)	$(76,738)	$(83,002)	$814	$158,926	$(76,028)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(196,840)	$(196,844)	$(218,963)	$415,807	$(196,840)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	37,770	—	37,770
Provision for doubtful accounts	—	—	1,331	—	1,331
Non-cash rent expense	—	—	2,452	—	2,452
Non-cash interest expense on compounding notes	—	459	—	—	459
Amortization of debt issuance costs	—	2,473	—	—	2,473
Non-cash restructuring charge	—	—	5,974	—	5,974
Write-down of intangible assets	—	—	79,241	—	79,241
Equity in loss of subsidiaries	196,844	218,963	—	(415,807)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	12,354	—	12,354
Inventories	—	—	26	—	26
Accounts payable and accrued expenses	—	(14,601)	20,972	—	6,371
Unexpired subscriptions and deferred revenue, net	—	—	(1,327)	—	(1,327)
Due from (to) affiliate	34,896	(17,235)	(17,661)	—	—
Prepaid expenses and other, net	—	454	1,260	—	1,714

Net cash provided (used) by operating activities	34,900	(6,331)	(76,571)	—	(48,002)

Cash flows from investing activities:
Capital expenditures	—	—	(2,567)	—	(2,567)
Net proceeds from sale of subsidiary	—	—	1,554	—	1,554
Investments in subsidiaries	(112,931)	(101,929)	—	214,860	—

Net cash used by investing activities	(112,931)	(101,929)	(1,013)	214,860	(1,013)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	77,631	—	—	—	77,631
Proceeds from capital contributions	—	112,931	101,929	(214,860)	—
Net borrowings under senior credit facilities	—	21,000	—	—	21,000
Repayment of borrowings under senior credit facilities	—	(6,085)	—	—	(6,085)
Proceeds from collection of intercompany notes receivable	—	14,425	—	(14,425)	—
Repayment of intercompany notes payable		—	(14,425)	14,425	—
Debt issuance costs	—	(1,039)	—	—	(1,039)
Payments to 12% Note holders in connection with restructuring	—	(21,158)	—	—	(21,158)

Net cash provided by financing activities	77,631	120,074	87,504	(214,860)	70,349

Net (decrease) increase in cash and cash equivalents	(400)	11,814	9,920	—	21,334
Cash and cash equivalents at beginning of period	401	16,453	3,102	—	19,956

Cash and cash equivalents at end of period	$1	$28,267	$13,022	$—	$41,290

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION (continued)

	Nine Months Ended December 31, 2001
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(415,424)	$(415,693)	$(427,419)	$843,112	$(415,424)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	62,636	—	62,636
Equity in loss from joint ventures	—	—	192	—	192
Loss on sale of joint venture	—	—	7,802	—	7,802
Provision for doubtful accounts	—	—	1,645	—	1,645
Non-cash rent expense	—	700	1,704	—	2,404
Amortization of debt issuance costs	—	1,666	—	—	1,666
Non-cash restructuring charge	—	—	11,570	—	11,570
Write-down of intangible assets	—	—	240,077	—	240,077
Equity in loss of subsidiaries	415,693	427,419	—	(843,112)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	5,828	—	5,828
Inventories	—	—	742	—	742
Accounts payable and accrued expenses	—	6,044	8,222	—	14,266
Unexpired subscriptions and deferred revenue, net	—	—	(10,967)	—	(10,967)
Due (to) from affiliate	(247)	39,891	(39,290)	—	354
Prepaid expenses and other, net	—	(1,800)	13,871	—	12,071

Net cash provided (used) by operating activities	22	58,227	(123,387)	—	(65,138)

Cash flows from investing activities:
Capital expenditures	—	—	(23,336)	—	(23,336)
Distributions from joint venture	—	—	125	—	125
Net proceeds from sale of joint venture	—	—	4,051	—	4,051
Net proceeds from sale of international operations	—	—	10,500	—	10,500
Investments in subsidiaries	(99,200)	(120,396)	—	219,596	—
Acquisitions and investments, net of cash acquired	—	—	(44)	—	(44)

Net cash used by investing activities	(99,200)	(120,396)	(8,704)	219,596	(8,704)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	—	—	—	4
Proceeds from issuance of preferred stock	98,953	—	—	—	98,953
Proceeds from capital contributions	—	101,700	117,896	(219,596)	—
Net borrowings under senior credit facilities	—	10,000	—	—	10,000
Repayment of borrowings under senior credit facilities	—	(39,966)	—	—	(39,966)
Proceeds from collection of intercompany notes receivable	—	5,703	—	(5,703)	—
Repayment of intercompany notes payable	—	—	(5,703)	5,703	—
Debt issuance costs	—	(704)	—	—	(704)

Net cash provided by financing activities	98,957	76,733	112,193	(219,596)	68,287

Net (decrease) increase in cash and cash equivalents	(221)	14,564	(19,898)	—	(5,555)
Cash and cash equivalents at beginning of period	622	1,889	23,000	—	25,511

Cash and cash equivalents at end of period	$401	$16,453	$3,102	$—	$19,956

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION—(continued)

	Fiscal Year Ended March 31, 2001
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc.	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(76,028)	$(76,738)	$(83,002)	$814	$158,926	$(76,028)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	66,098	—	—	66,098
Equity in income from joint ventures	—	—	—	(1,339)	—	(1,339)
Provision for doubtful accounts	—	—	2,668	—	—	2,668
Non-cash rent expense	—	—	1,995	—	—	1,995
Amortization of debt issuance costs	—	2,135	—	—	—	2,135
Equity in loss of subsidiaries	76,738	82,188	—	—	(158,926)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	15,668	—	—	15,668
Inventories	—	—	9,284	—	—	9,284
Accounts payable and accrued expenses	—	9,909	21,356	—	—	31,265
Unexpired subscriptions and deferred revenue, net	—	—	(4,901)	—	—	(4,901)
Due from (to) affiliate	300	40,224	(41,403)	525	—	(354)
Prepaid expenses and other, net	—	—	(11,219)	—	—	(11,219)

Net cash provided (used) by operating activities	1,010	57,718	(23,456)	—	—	35,272

Cash flows from investing activities:
Capital expenditures	—	—	(33,655)	—	—	(33,655)
Distributions from joint venture	—	—	3,600	—	—	3,600
Net proceeds from sale of joint venture	—	—	1,700	—	—	1,700
Net proceeds from sale of international operations	—	—	28,267	—	—	28,267
Investments in subsidiaries	(353,356)	(315,646)	—		669,902	—
Acquisitions and investments, net of cash acquired	—	—	(505)	—	—	(505)
Acquisitions of ZDP, net of cash acquired	—	—	(801,953)	—	—	(801,953)

Net cash used by investing activities	(353,356)	(315,646)	(802,546)	—	669,002	(802,546)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,043	—	1,234	—	(1,234)	19,043
Proceeds from issuance of preferred stock	333,925	—	28	—	(28)	333,925
Proceeds from issuance of equity securities	—	350,000	317,740	—	(667,740)	—
Proceeds from long-term borrowings	—	605,000	—	—	—	605,000
Repayment of borrowings under senior credit facilities	—	(145,833)	—	—	—	(145,833)
Proceeds from issuance of senior secured notes	—	—	125,000	—	—	125,000
Repayment of borrowings under senior secured notes	—	—	(125,000)	—	—	(125,000)
Proceeds from issuance of senior subordinated notes	—	175,000	—	—	—	175,000
Repayment of borrowings under senior subordinated notes	—	(175,000)	—	—	—	(175,000)
Issuance of intercompany notes receivable	—	(530,000)	—	—	530,000	—
Proceeds from intercompany notes payable	—	—	530,000	—	(530,000)	—
Debt issuance costs	—	(21,350)	—	—	—	(21,350)

Net cash provided by financing activities	352,968	257,817	849,002	—	(669,002)	790,785

Net increase (decrease) in cash and cash equivalents	622	(111)	23,000	—	—	23,511
Cash and cash equivalents at beginning of period	—	2,000	—	—	—	2,000

Cash and cash equivalents at end of period	$622	$1,889	$23,000	$—	$—	$25,511

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION (continued)

Restricted and Unrestricted Subsidiaries Financial Data

Ziff Davis Media is the borrower and Ziff Davis Holdings’ and Ziff Davis Media’s consolidated subsidiaries are all guarantors under the Company’s debt agreements on a full, unconditional, joint and several basis. The Company is required to exclude the results of operations of the Unrestricted Subsidiaries and separately report the combining financial statements of the Restricted and Unrestricted Subsidiaries, as defined in these agreements. Reflected below are combining balance sheets and statements of operations for the Company detailing the Restricted and Unrestricted Subsidiaries.

	At December 31, 2002
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$41,287	$2	$—	$41,290
Accounts receivable, net	—	26,645	3,951	—	30,596
Inventories	—	334	—	—	334
Prepaid expenses and other current assets	—	6,811	654	—	7,465
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	1	83,027	(3,343)	—	79,685

Property and equipment, net	—	20,604	2,877	—	23,481
Investments in subsidiaries, cost method	564,131	154,221	—	(718,352)	—
Intangible assets, net	—	276,376	—	—	276,376
Other assets, net	—	14,870	—	—	14,870

Total assets	$564,132	$549,098	$(466)	$(718,352)	$394,412

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$10,266	$1,200	$—	$11,466
Accrued expenses and other current liabilities	—	32,985	2,296	—	35,281
Unexpired subscriptions, net	—	34,176	61	—	34,237

Total current liabilities	—	77,427	3,557	—	80,984
Long-term debt	—	301,266	—	—	301,266
Accrued interest—compounding notes	—	100,909	—	—	100,909
Accrued expenses—long-term	—	23,196	—	—	23,196
Other non-current liabilities	—	11,243	—	—	11,243

Total liabilities	—	514,041	3,557	—	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	564,131	152,959	(717,090)	8,468
Accumulated deficit	(135,242)	(527,728)	(158,244)	—	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholders’ (deficit) equity	(109,445)	35,057	(4,023)	(718,352)	(796,763)

Total liabilities and stockholders’ (deficit) equity	$564,132	$549,098	$(466)	$(718,352)	$394,412

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION (continued)

	At December 31, 2001
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$401	$19,553	$2	$—	$19,956
Accounts receivable, net	—	40,026	5,200	—	45,226
Inventories	—	360	—	—	360
Prepaid expenses and other current assets	—	5,643	2,306	—	7,949
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	401	73,532	(442)	—	73,491
Property and equipment, net	—	40,207	8,073	—	48,280
Investments in subsidiaries, cost method	451,200	128,189	—	(579,389)	—
Intangible assets, net	—	375,199	72	—	375,271
Other assets, net	—	18,253	—	—	18,253

Total assets	$451,601	$635,380	$7,703	$(579,389)	$515,295

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$20,504	$843	$—	$21,347
Accrued expenses and other current liabilities	—	53,426	5,557	—	58,983
Current portion of debt	—	7,127	—	—	7,127
Unexpired subscriptions, net	—	35,126	1,086	—	36,212

Total current liabilities	—	116,183	7,486	—	123,669
Long-term debt	—	422,074	—	—	422,074
Other non-current liabilities	—	8,879	—	—	8,879

Total liabilities	—	547,136	7,486	—	554,622

Redeemable preferred stock	515,987	—	—	—	515,987

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	18,743	—	28	(28)	18,743
Stock subscription loans	(1,164)	—	—	—	(1,164)
Additional paid-in capital	3,468	451,200	126,927	(578,127)	3,468
Accumulated deficit	(85,433)	(361,156)	(127,972)	—	(574,561)
Accumulated other comprehensive loss	—	(1,800)	—	—	(1,800)

Total stockholders’ (deficit) equity	(64,386)	88,244	217	(579,389)	(555,314)

Total liabilities and stockholders’ (deficit) equity	$451,601	$635,380	$7,703	$(579,389)	$515,295

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 20 —SUPPLEMENTAL FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2002
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Total
Revenue, net	$—	$183,347	$25,690	$209,037

Operating expenses:
Cost of production	—	70,442	5,393	75,835
Selling, general and administrative expenses	—	78,647	46,524	125,171
Depreciation and amortization of property and equipment	—	15,215	3,636	18,851
Amortization of intangible assets	—	18,919	—	18,919
Restructuring charges, net	—	47,985	965	48,950
Write-down of intangible assets	—	79,163	78	79,241

Total operating expenses	—	310,371	56,596	366,967

Loss from operations	—	(127,024)	(30,906)	(157,930)
Gain on sale of subsidiary	—	—	634	634
Interest (income) expense, net	(4)	39,290	—	39,286

Income (loss) before income taxes	4	(166,314)	(30,272)	(196,582)
Income tax provision	—	258	—	258

Net income (loss)	$4	$(166,572)	$(30,272)	$(196,840)

	Nine Months Ended December 31, 2001
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Total
Revenue, net	$—	$197,239	$18,620	$215,859

Operating expenses:
Cost of production	—	74,947	6,779	81,726
Selling, general and administrative expenses	—	105,741	58,610	164,351
Depreciation and amortization of property and equipment	—	12,626	8,244	20,870
Amortization of intangible assets	—	41,766	—	41,766
Restructuring charges, net	—	34,077	3,335	37,412
Write-down of intangible assets	—	219,795	20,282	240,077

Total operating expenses	—	488,952	97,250	586,202

Loss from operations	—	(291,713)	(78,630)	(370,343)
Equity in loss from joint ventures	—	(192)	—	(192)
Loss on sale of joint venture	—	(7,802)	—	(7,802)
Interest (income) expense, net	(22)	36,855	—	36,833

Income (loss) before income taxes	22	(336,562)	(78,630)	(415,170)
Income tax (benefit) provision	(247)	1,341	(840)	254

Net income (loss)	$269	$(337,903)	$(77,790)	$(415,424)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 21—RELATED PARTY TRANSACTIONS

Investment funds affiliated with Willis Stein are also shareholders of USApubs Inc., a marketer of magazine subscriptions and other services. For the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, the Company paid approximately $2,500, $2,900 and $6,600 in fees, respectively, to USApubs Inc. and has accounts payable, net, of approximately $60 and $200 at December 31, 2002 and 2001, respectively. The Company sells subscriptions to its publications both directly and through independent subscription marketing companies including USApubs Inc.

The Company reimburses travel and other out-of-pocket expenses of our Directors and staff, including the Directors from Willis Stein. The Company also reimbursed Willis Stein for travel and other out-of-pocket expenses related to Avy Stein serving as interim CEO for a portion of 2001. During the year ended December 31, 2002 and the nine months ended December 31, 2001, the Company paid $89 and approximately $700 of such expenses, respectively.

NOTE 22—TRANSITION PERIOD COMPARATIVE DATA

The following tables present certain financial information of the Company for the nine months ended December 31, 2001 and 2000.

Consolidated Statements of Operations

	Nine Months Ended December 31,
	2001	2000
		(unaudited)
Revenue, net	$215,859	$346,699

Operating expenses:
Cost of production	81,726	106,398
Selling, general and administrative expenses	164,351	179,381
Depreciation and amortization of property and equipment	20,870	11,261
Amortization of intangible assets	41,766	35,899
Restructuring charges, net	37,412	—
Write-down of intangible assets	240,077	—

Total operating expenses	586,202	332,939

(Loss) income from operations	(370,343)	13,760
Equity in (loss) income from joint ventures	(192)	983
Loss on sale of joint venture	(7,802)	—
Interest expense, net	36,833	44,807

Loss before income taxes	(415,170)	(30,064)
Income tax provision	254	761

Net loss	$(415,424)	$(30,825)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 22—TRANSITION PERIOD COMPARATIVE DATA (continued)

Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2001	2000
		(unaudited)
Cash flows from operating activities:
Net loss	$(415,424)	$(30,825)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	62,636	47,160
Equity in loss (income) from joint ventures	192	(983)
Loss on sale of joint venture	7,802	—
Provision for doubtful accounts	1,645	3,457
Non-cash rent expense	2,404	1,497
Amortization of debt issuance costs	1,666	1,569
Non-cash restructuring charge	11,570	—
Write-down of intangible assets	240,077	—
Changes in working capital:
Accounts receivable	5,828	(1,668)
Inventories	742	8,474
Accounts payable and accrued expenses	14,266	31,327
Unexpired subscription and deferred revenue, net	(10,967)	(9,320)
Due from (to) affiliates	354	(294)
Prepaid expenses and other, net	12,071	(6,512)

Net cash (used) provided by operating activities	(65,138)	43,877

Cash flows from investing activities:
Capital expenditures	(23,336)	(18,945)
Distributions from joint venture	125	3,100
Net proceeds from sale of joint venture	4,051	—
Net proceeds from sale of international operations	10,500	28,484
Acquisitions and investments, net of cash acquired	(44)	(275)
Acquisition of ZDP, net of cash acquired	—	(798,328)

Net cash used by investing activities	(8,704)	(785,964)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	19,043
Proceeds from issuance of preferred stock	98,953	333,925
Proceeds from long-term borrowings	—	605,000
Net borrowings under senior credit facilities	10,000	—
Repayment of borrowings under senior credit facilities	(39,966)	(94,710)
Proceeds from issuance of senior secured notes	—	125,000
Repayment of borrowings under senior secured notes	—	(125,000)
Proceeds from issuance of senior subordinated notes	—	175,000
Repayment of borrowings under senior subordinated notes	—	(175,000)
Debt issuance costs	(704)	(20,915)

Net cash provided by financing activities	68,287	842,343

Net (decrease) increase in cash and cash equivalents	(5,555)	100,256
Cash and cash equivalents, beginning of period	25,511	2,000

Cash and cash equivalents, end of period	$19,956	$102,256

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 23—SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard is based on a management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company’s reportable segments. Asset information is not used for decision-making.

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which segregates its businesses by media platforms and product lines. The Company’s reportable segments are:

•	Established Businesses—established publications, targeted to customers in the technology and games markets. This segment is comprised of the Restricted Subsidiaries and includes Ziff Davis Holdings, the parent company.

•	Developing Businesses—recently launched publications, Internet properties and business services for emerging product categories also targeted to the technology and games markets. This segment is comprised of the Unrestricted Subsidiaries.

The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization (“EBITDA”) restructuring and other non-cash restructuring charges. Any inter-segment revenues included in segment data are not material.

The following presents information about the reported segments for the periods ending:

	Year Ended December 31, 2002	Nine Months Ended December 31, 2001	Fiscal Year Ended March 31, 2001
Revenue, net:
Established Businesses	$183,347	$197,239	$420,666
Developing Businesses	25,690	18,620	10,259

Total	$209,037	$215,859	$430,925

EBITDA:
Established Businesses	$34,258	$16,359	$97,506
Developing Businesses	(26,227)	(46,769)	(49,516)

Total	$8,031	$(30,410)	$47,990

		December 31,
		2002	2001
Total Assets:
Established Businesses		$394,878	$507,592
Developing Businesses		(466)	7,703

Total		$394,412	$515,295

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 23—SEGMENT INFORMATION (continued)

	Year Ended December 31, 2002	Nine Months Ended December 31, 2001	Fiscal Year Ended March 31, 2001
Reconciliation of segment EBITDA to consolidated loss before income taxes:
Total segment EBITDA	$8,031	$(30,410)	$47,990
Loss on sale of joint venture	—	7,802	—
Depreciation and amortization	37,770	62,636	66,098
Write-down of intangible assets	79,241	240,077	—
Restructuring charges, net	48,950	37,412	—
Gain on sale of subsidiary	(634)	—	—
Interest expense, net	39,286	36,833	57,015

Loss before income taxes	$(196,582)	$(415,170)	$(75,123)

Equity in (loss) income of investees for the Established Businesses segment included in EBITDA for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, was $0, $(192) and $1,339, respectively.

At December 31, 2002 and December 31, 2001, all of the Company’s long-lived assets were based in the United States.

No one customer accounted for more than 5.6% of total revenue for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001.

NOTE 24—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is summarized quarterly financial data for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year ended March 31, 2001 for Ziff Davis Holdings.

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue, net	$54,149	$56,794	$41,795	$56,299
Operating loss	(16,235)	(32,399)	(21,290)	(88,006)
Net loss	$(29,283)	$(45,719)	$(29,067)	$(92,771)

		June 30, 2001	September 30, 2001	December 31, 2001
Revenue, net		$81,925	$62,670	$71,264
Operating loss		(36,366)	(58,206)	(275,771)
Net loss		$(49,338)	$(70,468)	$(295,618)

	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001
Revenue, net	$125,549	$98,241	$122,909	$84,226
Operating income (loss)	16,728	(3,800)	832	(33,207)
Net income (loss)	$1,798	$(16,918)	$(15,705)	$(45,203)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

NOTE 25—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s accounting policies with respect to financial instruments are discussed in Note 2.

The carrying amounts and fair values of Ziff Davis Holdings’ significant balance sheet financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and equivalents	$41,290	$41,290	$19,956	$19,956
Accounts receivable, net	30,596	30,596	45,226	45,226
Accounts payable	11,466	11,466	21,347	21,347
Senior credit facility	194,116	194,116	179,201	179,201
Compounding notes	94,871	41,373	—	—
12% notes	12,280	5,526	250,000	82,500
Preferred stock	$673,577	$—	$515,987	$—

Interest Rate Swaps

The Company utilizes an interest rate swap to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company’s interest rate swap agreement, the Company agreed with the counter parties to exchange, at quarterly intervals, the difference between the Company’s fixed pay rate and the counter parties’ variable pay rate on three-month LIBOR.

The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that the Company would pay if the agreement were terminated at the balance sheet date. While it is not the Company’s intention to terminate the interest rate swap, the fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $1,346. This amount is recorded in Stockholders’ Deficit.

Standby Letters of Credit

The Company is contingently liable for performance under letters of credit totaling approximately $1,800 primarily related to security for real estate leases. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Ziff Davis Holdings is party to an investor rights agreement with all of the current holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of Ziff Davis Holdings. The investor rights agreement provides that the parties thereto will vote their shares such that Ziff Davis Holdings’ Board of Directors will be established at seven directors, or such other number designated by Willis Stein. The agreement provides that the parties thereto will vote their shares such that the Board of Directors will consist of:

•	Ziff Davis Holdings’ Chief Executive Officer;

•	one person designated by DLJ Merchant Banking Partners II, L.P., who currently is David M. Wittels;

•	four persons designated by Willis Stein, who currently include Avy H. Stein, Daniel H. Blumenthal, and John R. Willis; and

•	one additional person to be identified by Willis Stein.

The Board of Directors currently consists of six directors.

The following table contains information with respect to the executive officers and directors of Ziff Davis Holdings and Ziff Davis Media:

Name	Age	Position
Robert F. Callahan	51	Chairman of the Board of Directors, Chief Executive Officer and President

Bart W. Catalane	46	Chief Operating Officer, Chief Financial Officer and Director

Thomas McGrade	45	Senior Executive Vice President

Michael J. Miller	44	Executive Vice President, Editorial Director

Gregory Barton	41	Executive Vice President, General Counsel & Secretary

Dale Strang	43	Senior Vice President, Ziff Davis Games Group

Charles Mast	41	Senior Vice President, Circulation

Tim Castelli	35	Senior Vice President, Publisher, PC Magazine Group

Jason Young	33	Senior Vice President, General Manager of Ziff Davis Internet Group

Jasmine Alexander	40	Senior Vice President, Technology and Sales Operations

Derek Irwin	38	Senior Vice President, Finance

John R. Willis	52	Director

Avy H. Stein	47	Director

Daniel H. Blumenthal	39	Director

David M. Wittels	38	Director

Robert F. Callahan joined the Company in October 2001 as Chairman, Chief Executive Officer and President. Prior to joining Ziff Davis Holdings and Ziff Davis Media, Mr. Callahan spent twenty years at Capital Cities/ABC/The Walt Disney Company. He spent ten years each in broadcast and publishing businesses. Mr. Callahan was most recently President of the ABC Broadcast Group where he managed the ABC Television Network including: ABC News, ABC Sports, ABC Primetime, ABC Daytime, ABC sales, marketing and financial operations; the 10 ABC-owned TV stations; the 54 ABC-owned radio stations and the ABC Radio Networks. Before moving into radio and television, Mr. Callahan was Senior Vice President, overseeing primarily business-to-business publications at Capital Cities’ Fairchild Publications division. Mr. Callahan began his career in planning and account management at Young & Rubicam, McCann Erickson and Wells, Rich, Greene.

Bart W. Catalane joined the Company in November 2001 as Chief Operating Officer, Chief Financial Officer and as a Director. From 1999 until he joined Ziff Davis Holdings and Ziff Davis Media, Mr. Catalane was Senior Vice President and Chief Financial Officer of TMP Worldwide Inc. From January 1999 to May 1999, Mr. Catalane was Executive Vice President and Chief Financial Officer of ABC’s Broadcasting Division, a unit of The Walt Disney Company. Prior to that, Mr. Catalane was Executive Vice President and Chief Financial Officer of the ABC Radio Division from June 1996 to December 1998 and Executive Vice President of the ABC Radio Networks from August 1989 to May 1996.

Thomas McGrade has been Senior Executive Vice President of Ziff Davis Media and Ziff Davis Publishing Inc. since the acquisition of ZDP. From 1997 to April 2000, Mr. McGrade held the position of Executive Vice President and General Manager of ZDI. His previous positions have included Vice President and Assistant to the Chairman of ZDI from 1995 to 1996, and business manager of Ziff Davis Publishing from 1993 to 1994. Mr. McGrade also spent seven years at Doubleday/Dell Publishing from 1980 to 1987, where he held several business and finance positions.

Michael J. Miller has been Editor-in-Chief, PC Magazine, Executive Vice President and Editorial Director since the acquisition of ZDP. Mr. Miller was Editorial Director for ZDI from 1997 to April 2000. From 1991 to 1997, Mr. Miller was Editor-in-Chief of PC Magazine. Prior to that time, Mr. Miller was Editor-in-Chief of Info World, which he joined as executive editor in 1985 after serving as the West Coast Bureau Chief for Popular Computing and senior editor for Building Design & Construction.

Gregory Barton has been Executive Vice President, General Counsel since November 2002. From September 1998 to November 2002, Mr. Barton held various positions (most recently President, CFO and General Counsel) of Index Development Partners, Inc. a public company based in New York City which published financial magazines and websites and is currently focused on efforts to launch financial products based on proprietary stock indexes the company created. From May 1995 to August 1998 Mr. Barton was employed by Alliance Semiconductor Corporation, a public company based in Santa Clara, California that is a worldwide supplier of integrated circuits, where he served as General Counsel and, from September 1996 to August 1998, Vice President, Corporate and Legal Affairs. Mr. Barton began his career at Gibson, Dunn & Crutcher, where he was an Associate in the Corporations and Litigation Departments.

Dale Strang has been Senior Vice President, Ziff Davis Games Group, Ziff Davis Publishing Inc. since December 2001 and Vice President since the acquisition of ZDP. Mr. Strang held similar positions at ZDI since March 1999. Since joining ZDI in June 1996, Mr. Strang served in several positions, including Group Publisher of Electronic Gaming Monthly, GameNow (formerly Expert Gamer) and Official U.S. PlayStation Magazine and Publisher of Computer Gaming World. From 1991 to 1996, Mr. Strang held the position of President-Publisher of the Active Media Inc. division of International Data Group.

Charles Mast has been Senior Vice President, Circulation, since the acquisition of ZDP. From December 1988 to April 2000, Mr. Mast was Vice President of Circulation at ZDI. He held a variety of positions within the Circulation Department of ZDI from 1985 to 1988, including Assistant Business Manager, Direct Mail Manager, New Business Director and Subscription Director.

Timothy J. Castelli is the Senior Vice President, Publisher of PC Magazine. From 1996 to 2002 he has held several management positions at PC Magazine including Vice President and Publisher, National Associate Publisher, West Coast Associate Publisher and Northern California Advertising Director. Since joining Ziff Davis in 1992 through 1995, he has held several sales positions including District Sales Manager Midwest, District Sales Manager New England, Account Executive and Account Executive Classified. Mr. Castelli also spent three years at CompuDoc, an interactive advertising agency, where he held several account management positions between 1989 and 1992.

Jason Young has been Senior Vice President and General Manager of Ziff Davis Internet since February 2002 and Vice President of Sales of Ziff Davis Internet since May 2001. From April 2000 to May 2001, Mr. Young was Vice President of Ad Sales and Business Development at TheStreet.com. Prior to that, from 1990, Mr. Young held a variety of roles with ZDI including Publisher of Windows Pro, National Ad Director for Windows Sources, Corporate Sales Director and Ad Director of ZDNet.

Jasmine Alexander has been Senior Vice President, Technology and Sales Operations since February 2002. She has more than 15 years of technology and operations experience in media and entertainment industries. Prior to joining Ziff Davis Media, she was Vice President of Operations at OpenGlobe. From August 2000 to July 2001, she served as Chief Technical Officer at Musicplex.com. Prior to that, Ms. Alexander was Vice President, Product Management and Development for CarParts.com, directing the company’s online strategies. She was also Vice President, IT at Americast, where she started the company’s IT department. From 1985 to 1996, she held various positions at ABC, including Programmer/Analyst, Manager, Director of IT at the Wilkes Barre Times Leader, a daily newspaper, and Vice President, IT with ABC Radio Networks.

Derek Irwin has been Senior Vice President, Finance since December 2002. From December 1999 until he joined Ziff Davis, Mr. Irwin held various senior financial positions with TMP Worldwide Inc. Mr. Irwin was most recently Chief Financial Officer, TMP Advertising & Communications, Americas, and he also previously held the CFO positions for TMP’s Executive Search and eResourcing divisions in the Americas, and for its Worldwide Executive Search Division. From 1992 to 1999, Mr. Irwin also held various senior financial positions for the American League and National League of Professional Baseball Clubs and was the Vice President, Finance from 1997 to 1999. Mr. Irwin began his career as a staff auditor at the international professional services firm Ernst & Young and has been a Certified Public Accountant in New York since 1991.

John R. Willis has been a Director since April 2001. Mr. Willis is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Willis served as President and a Director of Continental Illinois Venture Capital Corporation (“CIVC”), a venture capital investment firm, from 1989 to 1994. In 1988, he founded Continental Mezzanine Investment Group and was its manager through 1990. From 1974 until 1988, Mr. Willis held various management positions at Continental Bank. He currently serves as a Director of several companies, including Aavid Thermal Technologies, Inc. and other Willis Stein portfolio companies.

Avy H. Stein has been a Director since the acquisition of ZDP. Mr. Stein is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Stein served as a Managing Director of CIVC from 1989 to 1994. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. Mr. Stein has also served as a special consultant for mergers and acquisitions to the Chief Executive Officer of NL Industries, Inc. and as the Chief Executive Officer of Regent Corporation. He currently serves as a Director of several companies, including Roundy’s, Inc. and other Willis Stein portfolio companies.

Daniel H. Blumenthal has been a Director since the acquisition of ZDP. Mr. Blumenthal is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Blumenthal served as Vice President of CIVC from 1993 to 1994. From 1988 to 1993 he was a corporate tax attorney with Latham & Watkins. Mr. Blumenthal currently serves as a Director of several companies, including Aavid Thermal Technologies, Inc. and other Willis Stein portfolio companies.

David M. Wittels has been a Director of Ziff Davis Holdings since May 2000. Mr. Wittels has been a Managing Director of DLJ Merchant Banking, Inc. since January 2001 and has served in various capacities with DLJ Merchant Banking for the past five years. Mr. Wittels currently serves on the boards of AKI Holding Corp., AKI Inc., Mueller Holdings (NA), Inc. and Advanstar, Inc.

Each director is elected to serve until the next annual meeting of stockholders or until a successor is duly elected and qualified. The current directors were elected pursuant to the terms of an investor rights agreement. See “Certain Relationships and Related Transactions—Investor Rights Agreement”. There is no family relationship between any of our executive officers or directors.

We reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the year ended December 31, 2002, the nine months ended December 31, 2001 and the fiscal year ended March 31, 2001 by (a) Ziff Davis Media’s Chief Executive Officer (“CEO”); (b) the four most highly compensated executive officers other than the CEO of Ziff Davis Media and (c) one former executive officer for whom this disclosure is required.

Name and Principal Position			Annual Compensation
	Fiscal Year		Salary	Bonus		All Other Compensation
Robert F. Callahan	2002		1,000,000	500,000		125,000	(1)
Chairman, Chief Executive Officer and President of Ziff Davis Holdings, Ziff Davis Media and Ziff Davis Publishing Inc.	STUB 2001	(3)	250,000 —	250,000 —		10,000 —	(1)

Bart W. Catalane	2002		500,000	250,000		—
Chief Operating Officer and Chief Financial Officer of Ziff Davis Holdings, Ziff Davis Media and Ziff Davis Publishing Inc.	STUB 2001	(3)	51,282 —	200,000 —	(2)	— —

Thomas McGrade	2002		350,000	175,000		—
Senior Executive Vice President of Ziff Davis Media and Ziff Davis Publishing Inc.	STUB 2001	(3)	242,321 350,000	46,875 —		— —

Stephen D. Moylan	2002		300,000	175,000
Former Executive Vice President, Enterprise Group, Ziff Davis Media and Ziff Davis Publishing Inc.	STUB 2001	(3)	69,473 —	— —		— —

Michael J. Miller	2002		370,000	100,000		—
Executive Vice President and Editorial Director of Ziff Davis Media and Ziff Davis Publishing Inc.	STUB 2001	(3)	255,917 344,583	50,000 67,500		— —

Dale Strang	2002		268,000	450,000		—
Senior Vice President, Ziff Davis Games Group and Ziff Davis Publishing Inc.	STUB 2001	(3)	246,905 247,583	160,206 50,000		— —

(1)	Allowance for reimbursement of expenses, such as the cost of an automobile, etc.
(2)	Initial sign-on bonus.
(3)	STUB represents the transition period of April 1 through December 31, 2001.

Stock Option Grants in Last Fiscal Year.

We did not grant any stock options during our last completed fiscal year.

Stock Options Exercises in Last Fiscal Year.

Our named executive officers did not exercise any stock options during our last fiscal year and did not hold any unexercised stock options as of December 31, 2002.

Executive Agreements

Mr. Callahan.    On October 1, 2001, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Callahan, which was amended and restated in its entirety on April 30, 2002. This agreement provides, among other things, that he serves as Chairman, Chief Executive Officer and President of Ziff Davis Holdings, Ziff Davis Media and Ziff Davis Publishing Inc. during a term expiring on December 31, 2004. Pursuant to this agreement, his base salary is $1.0 million per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $1.0 million, payable if certain targeted annual operating goals are met. Mr. Callahan’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Media without cause (as such term is defined in the agreement), conditioned upon Mr. Callahan delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Callahan will receive his annual base salary for twelve to eighteen months after the termination date and a bonus. The length of the severance period and the amount of the bonus is dependent on the timing of the termination without cause and the financial performance of Ziff Davis Media. In addition, Mr. Callahan’s executive agreement provided for the granting, concurrently with the consummation of our financial restructuring, of options to Mr. Callahan to purchase equity securities issued by Ziff Davis Holdings in such amounts as are determined by the Board of Directors or compensation committee of Ziff Davis Holdings. Such options have yet to be granted.

Mr. Catalane.    On November 26, 2001, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Catalane, which was amended and restated in its entirety on April 30, 2002. This agreement provides, among other things, that he serves as the Chief Operating Officer and the Chief Financial Officer of Ziff Davis Holdings, Ziff Davis Media and Ziff Davis Publishing Inc. during a term expiring on December 31, 2004. Pursuant to this agreement, his base salary is $500,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $500,000, payable if certain targeted annual operating goals are met. Mr. Catalane’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Media without cause (as such term is defined in the agreement) conditioned upon Mr. Catalane delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Catalane will receive his annual base salary for twelve to eighteen months after the termination date and a bonus. The length of the severance period and the amount of the bonus is dependent on the timing of the termination without cause and the financial performance of Ziff Davis Media. In addition, Mr. Catalane’s executive agreement provided for the granting, concurrently with the consummation of our financial restructuring, of options to Mr. Catalane to purchase equity securities issued by Ziff Davis Holdings in such amounts as are determined by the Board of Directors or compensation committee of Ziff Davis Holdings. Such options have yet to be granted.

Mr. McGrade.    In connection with the acquisition of ZDP, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. McGrade. The agreement provides, among other things, that he will serve as Senior Executive Vice President of Ziff Davis Publishing Inc. during a term ending on April 5, 2005. His base salary will be $350,000 per year, subject to annual cost of living adjustments, and he will be eligible to receive an annual bonus of $250,000, payable at the discretion of Ziff Davis Holdings’ Board of Directors. Mr. McGrade’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Media without cause (as such term is defined in the agreement) conditioned upon Mr. McGrade delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. McGrade will receive his annual base salary until the one-year anniversary of the termination of his employment.

Mr. Moylan.    On October 8, 2001, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an employment agreement with Mr. Moylan. The agreement provided, among other things, that he would serve as Executive Vice President of Ziff Davis Publishing Inc. during a term expiring on October 8, 2004. His base salary was $300,000 per year, subject to annual cost of living adjustments and he was eligible to receive an annual bonus of no less than $100,000, payable at the discretion of Ziff Davis Holdings’ Board of Directors.

Mr. Moylan’s employment agreement provided for severance payments upon termination of his employment by Ziff Davis Media without cause (as such term is defined in the agreement) conditioned upon Mr. Moylan delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provided that Mr. Moylan would receive his annual base salary for twelve to eighteen months after the termination date. The length of the severance period was dependent on the timing of the termination without cause. In March 2003, Mr. Moylan resigned his employment with the Company and accepted a position with Reed Elsevier in Massachusetts where Mr. Moylan resides.

Mr. Miller.    On December 6, 2001, Ziff Davis Publishing Inc. entered into an employment agreement with Mr. Miller. The agreement provides, among other things, that he will serve as Executive Vice President and Editorial Director of Ziff Davis Publishing Inc. during a term expiring on December 6, 2004. Pursuant to this agreement, his base salary is $370,000 per year. Mr. Miller will be eligible to receive an annual bonus of no less than $50,000, payable at the discretion of Ziff Davis Holdings’ Board of Directors. Mr. Miller’s employment agreement provides for severance payments upon termination of his employment by Ziff Davis Media without cause (as such term is defined in the agreement) conditioned upon Mr. Miller delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Miller will receive his annual base salary for twelve to eighteen months after the termination date. The length of the severance period is dependent on the timing of the termination without cause.

Mr. Barton.    On October 23, 2002, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Barton. This agreement provides, among other things, that he serves as the Executive Vice President, General Counsel and Secretary of Ziff Davis Holdings, Ziff Davis Media and Ziff Davis Publishing Inc. during a term expiring on November 11, 2007. Pursuant to this agreement, his base salary is $250,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met; provided that the annual bonus for 2003 shall be $150,000, the payment of at least one-half of which is guaranteed. Mr. Barton’s executive agreement provides for severance payments upon termination of his employment without cause (as such term is defined in the agreement) conditioned upon Mr. Barton delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Barton will receive his annual base salary for twelve months after the termination date. In addition, Mr. Barton’s executive agreement provided for the granting of options to Mr. Barton to purchase equity securities issued by Ziff Davis Holdings in such amounts as are determined by the Board of Directors or compensation committee of Ziff Davis Holdings. Such options have yet to be granted.

Equity Incentive Plans

Following our formation, we implemented an equity incentive program. The program provides for the issuance of, or the grant of options to purchase restricted common stock to certain of our employees, directors and officers. Under the program, Ziff Davis Holdings reserved approximately 87,700 shares (as adjusted for the recently completed reverse stock split) of its fully diluted common equity, and LaunchCo and InternetCo also reserved certain shares of their common equity for employees, directors and officers. In connection with the issuance of, or the grant of options to acquire these equity interests, the participants in the program are entitled to customary drag-along restrictions in the event of a sale of the entity in which they hold equity interests. We also have the option to repurchase the participant’s option shares if his/her employment terminates for any reason, including upon his/her death, disability or resignation.

2002 Stock Option Plan

Upon the consummation of our financial restructuring, the Board of Directors established a new management incentive plan pursuant to which Ziff Davis Holdings will grant participants options to purchase its common stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock. We also entered into arrangements with the holders of Series D Preferred Stock to protect the holders of Series E Preferred Stock from dilution resulting from issuances of Series D Preferred Stock upon exercise of these options by management participants while the Series E Preferred Stock remains outstanding. See “Certain Relationships and Related Party Transactions—Distribution and Payment Arrangements.” The 2002 Stock Option Plan provides for the grant of options to purchase up to 9,619,171 shares of common stock, 58,081 shares of Series A Preferred Stock, 17,344 shares of Series B Preferred Stock, and 14,117 shares of Series D Preferred Stock.

All options granted pursuant to the 2002 Stock Option Plan will be subject to vesting and exercisability limitations. Ziff Davis Holdings will retain the right to repurchase participants’ capital stock upon termination of employment. Each participant is subject to customary drag-along restrictions. No options were granted under the 2002 Stock Option Plan, as of December 31, 2002.

Board Practices

The members of Ziff Davis Holdings’ and Ziff Davis Media’s Boards of Directors are each elected annually at the ordinary general meeting of shareholders of such corporation. All board members hold the positions until a successor is duly elected and qualified or until his or her earlier death, resignation or removal.

The Boards of Directors of Ziff Davis Holdings and Ziff Davis Media each may appoint or designate one or more committees, each committee to consist of one or more of the directors of Ziff Davis Holdings, which to the extent provided in such resolution or the by-laws will have and may exercise the powers of the Board of Directors in the management and affairs of Ziff Davis Holdings except as otherwise limited by law. We currently have just a compensation committee.

Our executive officers are appointed by their respective Boards of Directors for an indefinite term. The President may appoint other officers to serve for such terms as he or she deems desirable. Any officer may be removed by the Board of Directors of Ziff Davis Media whenever in its judgment the best interests of the corporation would be served thereby, but such removal must be without prejudice to the contract rights, if any, of the person so removed.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below lists information about the beneficial ownership of Ziff Davis Holdings’ capital stock, as of December 31, 2002, by each person whom we know to own beneficially more than 5% of any class of Ziff Davis Holdings’ stock, by each of Ziff Davis Holdings’ directors, the executive officers named in the Summary Compensation table and by all of our directors and executive officers as a group. Ziff Davis Holdings has six classes of capital stock authorized for issuance: Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and common stock. There are 400,000 shares of Series A Preferred Stock authorized for issuance, 329,127.5 of which are issued and outstanding; 142,500 shares of Series B Preferred Stock authorized for issuance, 98,285.6 of which are issued and outstanding; 7,500 shares of Series C Preferred Stock authorized for issuance, 5,172.9 of which are issued and outstanding; 100,000 shares of Series D Preferred Stock authorized for issuance, 80,207.3 of which are issued and outstanding; 30,000 shares of Series E Preferred Stock authorized for issuance, 28,526.4 of which are issued and outstanding; and 100,000,000 shares of Ziff Davis Holdings Inc.’s common stock authorized for issuance, of which approximately 2.3 million shares are issued and outstanding (excluding approximately 8.6 million shares issuable upon conversion of the Series C Preferred Stock and excluding approximately 43.8 million shares issuable upon the exercise of certain warrants to purchase common stock). Willis Stein owns 100% of the Series B Preferred Stock, the Series C Preferred Stock and Series D Preferred stock, respectively. In the event of an initial public offering of Ziff Davis Holdings’ common stock, Willis Stein and the other holders of each series of Ziff Davis Holdings’ preferred stock may elect to convert their shares of preferred stock to shares of Ziff Davis Holdings’ common stock. Unless otherwise noted, the address of each director and executive officer is c/o Ziff Davis Media Inc., 28 East 28th Street, New York, New York 10016.

Ziff Davis Media is authorized to issue a total of 1,000 shares of common stock, par value $0.01 per share. There are 1,000 shares of common stock issued and outstanding. All of Ziff Davis Media’s outstanding capital stock is owned by Ziff Davis Holdings.

	Beneficial Ownership(1)
	Shares of Series A Preferred Stock	Percent of Outstanding Series A Preferred Stock	Shares of Series E Preferred Stock	Percent of Outstanding Series E Preferred Stock	Shares of Common Stock	Percent of Outstanding Common Stock
Willis Stein Entities(2)	281,627.5	85.57%	8,088.6	28.35%	50,674,636	99.35%
DLJ Entities(3)	47,500.0	14.43	—	—	333,333	14.28
MacKay Shields LLP(4)	—	—	10,732.3	37.62	1,967,592	45.73
Thomas McGrade	142.5	*	—	—	1,000	*
Robert F. Callahan	—	—	—	—	—	—
Bart W. Catalane	—	—	—	—	—	—
Stephen D. Moylan	—	—	—	—	—	—
Michael Miller	—	—	—	—	—	*
Dale Strang	—	—	—	—	618	*
Avy H. Stein(2)	281,627.5	85.57	8,088.6	28.35	50,674,636	99.35
Daniel H. Blumenthal(2)	281,627.5	85.57	8,088.6	28.35	50,674,636	99.35
John R. Willis(2)	281,627.5	85.57	8,088.6	28.35	50,674,636	99.35
David M. Wittels(3)	—	—				—
All directors and executive officers as a group (11 persons)	281,627.5	85.57%	8,088.6	28.35%	50,674,636	99.35%

*	Less than 1 % of outstanding series of stock
(1)	“Beneficial ownership” generally means voting or investment power with respect to a security or the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(2)	Includes 213,750 shares of Series A Preferred Stock (64.9%), 8,088.6 shares of Series E Preferred Stock (28.4%) and 50.7 million shares of common stock (including approximately 8.6 million shares issuable upon conversion of Series C Preferred Stock and including approximately 40.1 million shares issuable upon the exercise of warrants to purchase common stock) held by Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the “Willis Stein Entities”). Also includes 67,877.5 shares of Series A Preferred Stock and 501,415 shares of common stock held by the stockholders executing the investor rights agreement (other than the DLJ Entities). Such stockholders have agreed pursuant to the terms of the investor rights agreement to vote their shares as directed by the Willis Stein Entities in certain matters as described more fully in Item 13 hereof and in the investor rights agreement. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis, Avy H. Stein and Daniel H. Blumenthal are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis, Stein and Blumenthal is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.
(3)	Includes shares held by DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ EAB Partners, L.P., DLJ ESC II L.P., DLJ First Esc L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Offshore Partners II, CV. and DLJMB Funding II, Inc., which are private equity investment funds affiliated with DLJ Merchant Banking, Inc. Mr. Wittels is a Managing Director of DLJ Merchant Banking Inc. Mr. Wittels disclaims beneficial ownership of the shares held by the investment funds associated with DLJ Merchant Banking, Inc. The address for DLJ Merchant Banking, Inc. and Mr. Wittels is Eleven Madison Avenue, New York, New York 10010.

(4)	Includes 10,732.3 shares of Series E Preferred Stock of Ziff Davis Holdings and 1,967,592 shares issuable upon the exercise of warrants to purchase shares of common stock of Ziff Davis Holdings held by MacKay Shields LLP as investment manager on behalf of its managed funds for which it has discretionary authority. The address for MacKay Shields LLP is 9 West 57th Street, 33rd Floor, New York, New York 10019.

Equity Compensation Plans

	(a) Number of securities to be issued upon exercise outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category:
Equity compensation plan approved by security holders	—	—	—
Equity compensation plan not approved by security holders	26,955	$7.50	9,708,713*

Total	26,955	$7.50	9,708,713

*	Comprised of 9,619,171 shares of common stock, 58,081 shares of Series A Preferred Stock, 17,344 shares of Series B Preferred Stock and 14,117 shares of Series D Preferred Stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor Rights Agreement

Ziff Davis Holdings is party to an investor rights agreement dated as of April 5, 2000 with certain of the stockholders of Ziff Davis Holdings, including the holders of all of the outstanding series A preferred stock, series B preferred stock, series C convertible preferred stock and series D redeemable preferred stock. As a result, a majority of Ziff Davis Holdings’ outstanding capital stock is subject to the terms of the investor rights agreement. The investor rights agreement provides that Ziff Davis Holdings’ Board of Directors will be established at seven directors or such other number designated by Willis Stein. The agreement provides that parties thereto shall vote their shares such that the Board of Directors will consist of:

•	Ziff Davis Holdings’ Chief Executive Officer;

•	one person designated by DLJ Merchant Banking Partners II, L.P.;

•	four persons designated by Willis Stein, who currently include Avy H. Stein, Daniel H. Blumenthal and John R. Willis; and

•	one additional person to be identified by Willis Stein.

The Board of Directors currently consists of six directors.

The stockholders executing the investor rights agreement, other than DLJ Merchant Banking, have agreed to vote their shares as directed by Willis Stein in matters relating to any amendment of Ziff Davis Holdings’ certificate of incorporation, any merger or other business combination with, any sale by Ziff Davis Holdings of substantially all of the assets of Ziff Davis Holdings or any liquidation of Ziff Davis Holdings. Willis Stein may also control the circumstances under which a public offering of Ziff Davis Holdings’ equity securities may take place. References in this section to “DLJ Merchant Banking” refer to DLJ Merchant Banking Partners II, L.P. and its affiliates that are holders of Ziff Davis Holdings’ stock.

The investor rights agreement generally restricts the transfer of shares of Ziff Davis Holdings’ capital stock. The parties to the investor rights agreement have granted Ziff Davis Holdings a right of first refusal with respect to its stock, which, if not exercised by Ziff Davis Holdings, may be exercised by Willis Stein and certain other of Ziff Davis Holdings’ stockholders. Each other party to the investor rights agreement generally has the right to participate in any transfer of shares by Willis Stein, with certain exceptions. In addition, Ziff Davis Holdings has agreed not to issue new equity securities (or securities with equity features) without giving Willis Stein and certain other of Ziff Davis Holdings’ stockholders an opportunity to purchase their pro rata share of the new securities on substantially the same terms, with certain exceptions. Each of the parties to the investor rights agreement has agreed to consent to a sale of Ziff Davis Holdings or the assets of Ziff Davis Holdings if Willis Stein votes to approve the sale.

The investor rights agreement also provides that Willis Stein may request at any time that all or any portion of its common stock be registered with the SEC. If Willis Stein no longer owns at least 50% of the common stock specified in the investor rights agreement, DLJ Merchant Banking may also make one such request. In the event that Willis Stein or DLJ Merchant Banking makes such a request for registration, the other parties to the investor rights agreement that hold common stock will be entitled to participate in the registration. Ziff Davis Holdings has also granted the parties to the investor rights agreement “piggyback” registration rights with respect to registrations by it, and Ziff Davis Holdings has agreed to pay all expenses relating to any such registrations.

Subscription Services

Investment funds affiliated with Willis Stein are shareholders of USApubs Inc., a marketer of magazine subscriptions and other services. We sell subscriptions to our publications both directly and through independent subscription marketing companies, including USApubs Inc. For the year ended December 31, 2002, we paid approximately $2.5 million in fees to USApubs and had accounts payable, net of approximately $60,000 at December 31, 2002. In management’s opinion, our transactions with USApubs are representative of arm’s-length transactions.

Transaction with Advanstar

In May 2002, we entered into an agreement with Advanstar Communications, Inc. (“Advanstar”), a worldwide business information company, to merge the assets of The Net Economy into Advanstar’s America’s Network. In connection therewith, we entered into an agreement to sell and market the business-to-business technology related assets of Advanstar. David Wittels, a director of Ziff Davis Holdings, is also a director of Advanstar and Advanstar’s parent company Advanstar Holdings Inc. As a result of the merger, Advanstar made a one-time payment of $0.1 million in exchange for subscriber lists of The Net Economy. In management’s opinion, the Advanstar transaction is representative of an arm’s-length transaction.

Willis Stein

We reimburse travel and other out-of-pocket expenses of Ziff Davis Holdings’ directors and staff, including the directors from Willis Stein. For the year ended December 31, 2002, the Company reimbursed approximately $89,000 of such expenses. Additionally, as described in Note 4 to our Consolidated Financial Statements, Willis Stein was very involved in our financial restructuring including through (1) the purchase of Series D Preferred Stock, (2) the exchange of its 12% Notes and (3) the amendment and restatement of our Senior Credit Facility agreement.

Distribution and Payment Arrangements

The Series D Preferred Stock has a preference over the Series E Preferred Stock upon any liquidation of Ziff Davis Holdings, and Ziff Davis Holdings may not redeem, purchase or otherwise acquire any Series E Preferred Stock and may not directly or indirectly pay or declare any dividend or make any distribution upon any

Series E Preferred Stock as long as any Series D Preferred Stock remains outstanding. As such, any additional issuance of Series D Preferred Stock adversely impacts the ability of the holders of the Series E Preferred Stock to receive cash payment in the event of a liquidation or redemption.

Under the 2002 Stock Option Plan, Ziff Davis Holdings may issue to executives and other key personnel options to purchase, among other things, up to an aggregate of 14,117 shares of its Series D Preferred Stock. In order to reduce the adverse impact of the issuance of Series D Preferred Stock pursuant to the 2002 Stock Option Plan, Ziff Davis Holdings and Willis Stein have entered into arrangements such that Willis Stein has placed into escrow up to 14,117 shares of Series D Preferred Stock, and has agreed to retain in escrow at all times not less than the number of shares of Series D Preferred Stock which were granted to, plus the number of shares of Series D Preferred Stock issuable upon, exercise of options issued pursuant to the the 2002 Stock Option Plan. In the event that any key executive person exercises his or her option to acquire any Series D Preferred Stock under the the 2002 Stock Option Plan, Ziff Davis Holdings will place the proceeds obtained in connection therewith into a separate interest-bearing escrow account for the benefit of Willis Stein. In the event that any payment is made to the holders of Series E Preferred Stock pursuant to a liquidation, dissolution or winding up of Ziff Davis Holdings, any portion of the escrow account allocable to such option exercise proceeds shall be paid to Willis Stein. If Ziff Davis Holdings makes any payment or distribution to the holders of Series D Preferred Stock or redeems, repurchases or otherwise acquires any Series D Preferred Stock or any third party acquires the escrowed shares and if Willis Stein is required to place proceeds of any such transaction into the escrow account to satisfy its obligations under these arrangements or any escrowed shares are not entitled to participate in any such transaction, a portion of the escrow account allocable to option exercise proceeds placed in the escrow account will be paid to Willis Stein if such amounts do not exceed the proceeds of such a transaction.

Willis Stein has agreed that it is not entitled to receive any distributions or payments from Ziff Davis Holdings on the shares held in escrow until the earliest of (1) such time as of which all of the outstanding shares of Series E Preferred Stock have been redeemed, repurchased or otherwise acquired by Ziff Davis Holdings, or have been converted into common stock of Ziff Davis Holdings, or (2) such time as of which all of the outstanding shares of Series E Preferred Stock have been acquired or transferred to a third party or third parties in connection with a transaction in which a person or group of persons (other than Willis Stein) acquires the power to elect a majority of Ziff Davis Holdings’ Board of Directors.

Indemnification of Directors and Officers

Article VIII of each of Ziff Davis Holdings’ and Ziff Davis Media’s certificates of incorporation provides that to the fullest extent permitted by the General Corporation Law of the State of Delaware, Ziff Davis Holdings’ and Ziff Davis Media’s directors shall not be liable to Ziff Davis Holdings or Ziff Davis Media, respectively, or their respective stockholders for monetary damages for a breach of their fiduciary duties as directors.

ITEM 14.     CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure control and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this Form 10-K or incorporated by reference herein.

Exhibit No.	Description
2.1

Purchase Agreement dated December 6, 1999 among WS-ZP Acquisition, Inc., ZD Inc. and ZD Holdings (Europe) Ltd. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 2.1.*

3.1	Certificate of Incorporation for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.1.*

3.2	Fifth Amended and Restated Certificate of Incorporation for Ziff Davis Holdings Inc.*

3.3

Certificate of Incorporation for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.2.*

3.4

Certificate of Incorporation for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.3.*

3.5

Certificate of Incorporation for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.4.*

3.6

Certificate of Incorporation for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.5.*

3.7	By-laws for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.7.*

3.8	By-laws for Ziff Davis Holdings Inc.*

3.9	By-laws for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.8.*

3.10	By-laws for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.9.*

3.11	By-laws for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.10.*

3.12	By-laws for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.11.*

3.13	Certificate of Incorporation of Ziff Davis Intermediate Holdings Inc.*

3.14	By-laws of Ziff Davis Intermediate Holdings Inc.*

4.1	Indenture, dated August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*

4.2	Registration Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Ziff Davis Media Inc.*

4.3

Indenture, dated July 21, 2000 by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated January 24, 2001. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4, (No. 333-48014) dated October 16, 2000 as Exhibit 4.1.*

Exhibit No.	Description
4.4

First Supplemental Indenture, dated as of August 12, 2002 by and between Ziff Davis Media, the guarantors thereunder and Deutsche Bank Trust Company Americas, supplementing that certain indenture, dated July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company.*

4.5

Investor Rights Agreement, dated April 5, 2000, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders. Previously filed on March 20, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 9.1.*

4.6

Amendment No. 1 to Investor Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders.*

4.7

Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc., and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*

4.8

Second Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company).*

4.9	Form of Global Series E-1 Preferred Stock Certificate.*

10.1	Series D Preferred Stock Purchase Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc., and the purchasers thereunder.*

10.2	Stock Purchase Agreement, dated as of April 30, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*

10.3	Stock Purchase Agreement, dated as of May 31, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*

10.4	Stock Purchase Agreement, dated as of June 28, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*

10.5	Stock Purchase Agreement, dated as of August 8, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*

10.6	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*

10.7	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas.*

10.8	Distribution and Payment Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*

10.9

Amended and Restated Credit Agreement, dated as of August 12, 2002, by and between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.*

10.10	2002 Ziff Davis Holdings Inc. Employee Stock Option Plan†*

Exhibit No.	Description
10.11

Credit Agreement between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties dated April 5, 2000, as amended. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.1.*

10.12

Fifth Amendment to Credit Agreement & Forbearance Agreement between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties thereto dated January 14, 2002. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 10.11.*

10.13

Sixth Amendment to Credit Agreement & Forbearance Agreement between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties thereto dated March 14, 2002. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 10.12.*

10.14	License Agreement, dated April 5, 2000 with ZD Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.2.*

10.15

License Agreement, dated April 5, 2000 with ZD Inc. (ZD logo). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.3.*

10.16

License Agreement, dated April 5, 2000 with ZD Inc. (Interactive). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.4.*

10.18

Executive Agreements by and between Ziff Davis Holdings Inc. and Mr. Thomas McGrade, dated as of April 5, 2000. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.7.†*

10.20

Amendment to License Agreement, dated January 19, 2001 with ZDNet, Inc. Previously filed in connection with Ziff Davis Media’s Amendment No. 1 to Registration Statement on Form S-4 (No. 333-48014) dated January 24, 2001 as Exhibit 10.10.*

10.21

Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan, dated as of October 1, 2001. Previously filed on August 14, 2002 in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.1.†*

10.22

Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Bart Catalane, dated as of November 26, 2001. Previously filed on August 14, 2002 in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.2.†*

10.23

Employment Agreement by and between Ziff Davis Publishing Inc. and Mr. Peter Longo, dated as of November 7, 2001. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 10.15.†*

10.24

Employment Agreement by and between Ziff Davis Publishing Inc. and Mr. Stephen Moylan, dated as of October 8, 2001. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 10.16.†*

10.25

Employment Agreement by and between Ziff Davis Publishing Inc. and Mr. Michael Miller, dated as of December 6, 2001. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 10.17.†*

10.26

Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated May 20, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.2 for the quarter ended September 30, 2001.*

Exhibit No.	Description
10.27

Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated July 13, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.3 for the quarter ended September 30, 2001.*

10.28

Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated August 30, 2001. Previously filed in connection with Ziff Davis Media’s Form
10-Q as Exhibit 10.4 for the quarter ended September 30, 2001.*

10.29

Sale and Purchase Agreement relating to certain Print-Based Publishing Assets in the UK, Germany and France, dated June 20, 2000 with VNU N.V., View Group B.V., VNU Business Publications Limited, VNU Holding Deutschland GMBH, VNU Business Publications France S.A. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated October 16, 2000 as Exhibit 2.2.*

10.30	Stock Purchase Agreement, dated as of July 3, 2002, by and among Ziff Davis Media Inc., Ziff Davis Development Inc. and Lionbridge Technologies, Inc.*

10.31

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 17, 2002, by and between Ziff Davis Media Inc., CIBC World Markets, Inc., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.*

10.32

Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of April 30, 2002).*

10.33

Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of May 31, 2002).*

10.34

Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of June 28, 2002).*

10.35

Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of August 8, 2002).*

10.36	Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Gregory Barton, dated as of October 23, 2002†**

12.1	Statement of computation of ratio of earnings to fixed charges.**

12.2	Statement of computation of ratio of earnings to combined fixed charges and preferred dividends.**

21.1	Subsidiaries of Registrants.*

99.1	Certification for Robert F. Callahan pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.2	Certification for Bart W. Catalane pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed.
**	Filed herewith.
†	Denotes compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized on the 28th day of March 2003.

ZIFF DAVIS HOLDINGS INC.

By:	/S/ BART W. CATALANE
Name: Bart W. Catalane Title: Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities.

Signatures	Title

/S/ ROBERT F. CALLAHAN Robert F. Callahan	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ BART W. CATALANE Bart W. Catalane	Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

/S/ JOHN R. WILLIS John R. Willis	Director

/S/ AVY H. STEIN Avy H. Stein	Director

/S/ DANIEL H. BLUMENTHAL Daniel H. Blumenthal	Director

/S/ DAVID M. WITTELS David M. Wittels	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

None.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert F. Callahan, certify that:

1.	I have reviewed this annual report on Form 10-K of Ziff Davis Holdings Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ ROBERT F. CALLAHAN

Robert F. Callahan Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bart W. Catalane, certify that:

1.	I have reviewed this annual report on Form 10-K of Ziff Davis Holdings Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ BART W. CATALANE

Bart W. Catalane Chief Financial Officer and Chief Operating Officer