Form 10-Q
period 2003-03-31
ZIFF DAVIS HOLDINGS INC
filed 2003-05-13
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 333-99939

ZIFF DAVIS HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4355050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 East 28th Street,

New York, New York 10016

(Address of Principal Executive Offices)

(212) 503-3500

(Registrants Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES  ☐  NO  ☒

As of May 9, 2003, 2,334,748 shares of common stock, par value $0.001 per share, outstanding. The issuer’s outstanding stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$36,531	$41,290
Accounts receivable, net	27,084	30,596
Inventories	257	334
Prepaid expenses and other current assets	7,502	7,465

Total current assets	71,374	79,685
Property and equipment, net	21,084	23,481
Intangible assets, net	233,824	238,036
Goodwill, net	38,340	38,340
Other assets, net	15,107	14,870

Total assets	$379,729	$394,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,232	$11,466
Accrued expenses and other current liabilities	33,859	35,281
Unexpired subscriptions, net	34,021	34,237

Total current liabilities	78,112	80,984
Long-term debt	304,261	301,266
Accrued interest – compounding notes	98,218	100,909
Accrued expenses – long-term	20,119	23,196
Other non-current liabilities	12,620	11,243

Total liabilities	513,330	517,598

Commitments and contingencies (Note 6)
Redeemable preferred stock	689,124	673,577

Stockholders’ deficit:
Common stock—$0.001 par value, 100,000,000 shares authorized, 2,334,748 and 2,334,748 shares issued and outstanding, respectively	17,901	17,901
Stock subscription loans	(572)	(572)
Additional paid-in capital	8,468	8,468
Accumulated deficit	(847,487)	(821,214)
Accumulated other comprehensive loss	(1,035)	(1,346)

Total stockholders’ deficit	(822,725)	(796,763)

Total liabilities and stockholders’ deficit	$379,729	$394,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Revenue, net	$42,091	$54,149

Operating expenses:
Cost of production	15,206	21,040
Selling, general and administrative expenses	25,302	38,789
Depreciation and amortization of property and equipment	2,901	5,742
Amortization of intangible assets	4,212	4,813

Total operating expenses	47,621	70,384

Loss from operations	(5,530)	(16,235)
Gain on sale of subsidiary	65	—
Interest expense, net	5,011	12,835

Loss before income taxes	(10,476)	(29,070)
Income tax provision	250	216

Net loss	$(10,726)	$(29,286)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net loss	$(10,726)	$(29,286)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,113	10,555
Non-cash rent expense	595	588
Amortization of accrued interest on compounding notes, net	304	—
Amortization of debt issuance costs and non-cash interest expense	1,072	600
Changes in operating assets and liabilities:
Account receivable	3,512	10,459
Inventories	77	85
Accounts payable and accrued expenses	(7,380)	(15,606)
Unexpired subscriptions and deferred revenue, net	(216)	(1,582)
Prepaid expenses and other, net	1,394	779

Net cash used by operating activities	(4,255)	(23,408)

Cash flows from investing activities:
Capital expenditures	(504)	(743)

Net cash used by investing activities	(504)	(743)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	4,000
Proceeds from borrowings under senior credit facilities	—	21,000
Repayment of borrowings under senior credit facilities	—	(1,550)
Debt issuance costs	—	(1,010)

Net cash provided by financing activities	—	22,440

Net decrease in cash and cash equivalents	(4,759)	(1,711)
Cash and cash equivalents at beginning of period	41,290	19,556

Cash and cash equivalents at end of period	$36,531	$17,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(dollars in thousands)

	Common Stock		Stock Subscription Loans	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2002	2,334,748	$17,901	$(572)	$8,468	$(821,214)	$(1,346)	$(796,763)
Dividends payable on redeemable preferred stock	—	—	—	—	(15,547)	—	(15,547)
Changes in fair value of interest rate swap	—	—	—	—	—	311	311	$311
Net loss	—	—	—	—	(10,726)	—	(10,726)	(10,726)

Balance at March 31, 2003	2,334,748	$17,901	$(572)	$8,468	$(847,487)	$(1,035)	$(822,725)	$(10,415)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at March 31, 2003 and December 31, 2002 and the results of its consolidated operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002 and changes in stockholders’ deficit from December 31, 2002 to March 31, 2003 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Formation of Ziff Davis Holdings Inc.

The Company is a multimedia content company whose principal business is publishing. The Company publishes and licenses magazines, provides editorial content about technology, electronic video games and the Internet, both in print and online, and produces seminars and webcasts. Ziff Davis Holdings Inc. (“Ziff Davis Holdings”, or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein”, “controlling stockholders”) a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP”, or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

Operations

The Company’s operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses Segment is primarily comprised of the publishing assets that were acquired when the Company was formed in April 2000 and are collectively referred to and defined under the Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries”. This segment is engaged in publishing and licensing magazines and providing editorial content about technology, electronic video games and the Internet. This segment also licenses its content and brands to 18 licensees in over 60 countries worldwide.

The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under the Senior Credit Facility as the “Unrestricted Subsidiaries”. This segment is focused on developing (1) new businesses, including two new publications and (2) Internet-related properties leveraging the Company’s editorial content, expertise and relationships with its audience and advertisers in its Established Businesses segment.

For additional information on the Company’s operating segments, see Note 8.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

Principles of Consolidation

The financial statements of the Company as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of the options granted or continue to apply the existing accounting rules and disclose pro forma information with respect to compensation charges assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. The table below details pro forma net loss if the compensation cost for the Company’s stock-based compensation plans was determined based on the fair value at the grant dates and recognized over the vesting period (adjusted for forfeitures).

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(10,726)	$(29,286)

Stock-based employee compensation expense (income) determined under fair value based for all awards, net of related tax effects	2	(2)

Pro forma net loss	$(10,728)	$(29,284)

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contractors. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities. As the Company has no material exposures to variable interest entities or other off-balance sheet arrangements, the effects of adopting FIN 46 were not material to its results of operations or financial condition.

Reclassifications

Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

NOTE 2 – INTANGIBLE ASSETS, NET

As of March 31, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization, primarily all of which are attributable to the Established Businesses segment, consisted of the following:

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 2 – INTANGIBLE ASSETS, NET – (continued)

	As of March 31, 2003			As of December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Advertising lists	$183,729	$(36,833)	$146,896	$183,729	$(33,672)	$150,057
Trademarks/trade names	14,344	(1,243)	13,101	14,344	(1,062)	13,282
Subscriber lists	11,600	(10,732)	868	11,600	(9,862)	1,738

Total amortized intangible assets	209,673	(48,808)	160,865	209,673	(44,596)	165,077

Unamortized intangible assets:
Trademarks/trade names	81,633	(8,674)	72,959	81,633	(8,674)	72,959
Goodwill	50,489	(12,149)	38,340	50,489	(12,149)	38,340

Total unamortized intangible assets	132,122	(20,823)	111,299	132,122	(20,823)	111,299

Total intangible assets	$341,795	$(69,631)	$272,164	$341,795	$(65,419)	$276,376

NOTE	3 – ACCRUED RESTRUCTURING CHARGES

During 2002 and 2001, the Company implemented a comprehensive cost reduction and restructuring program, which included closing or selling nine lines of unprofitable operations, consolidating facilities and reducing the Company’s workforce in order to decrease excess operating costs.

As of March 31, 2003, there was $35,657 of accrued restructuring charges included on the balance sheet in accrued expenses and other current liabilities and accrued expenses – long term. The remaining accrued expenditures primarily relate to facilities consolidation expenses and employee severance costs. During the quarter ended March 31, 2003, the Company made $3,088 of payments primarily related to real estate leases for vacant space. The Company anticipates making further payment in 2003 of approximately $11,900, with the remainder being paid somewhat evenly through 2019, due to the long-term nature of related real estate lease agreements.

The following table summarizes the activity with respect to the accrued restructuring charge balances for the three months ended March 31, 2003.

	Activity for the Three Months Ended March 31, 2003
	Balance December 31, 2002	Payments	Accrued Interest on Net Present Value of Future Lease Payments	Balance March 31, 2003
Employee severance costs	$3,916	$(325)	$—	$3,591
Facility consolidation and other costs	34,297	(2,763)	532	32,066

Total	$38,213	$(3,088)	$532	$35,657

NOTE	4 – DEBT

As of March 31, 2003, the Company was in compliance with all its debt covenants and total indebtedness was $304,261 consisting of the following:

•	$194,116 under the Senior Credit Facility including $8,200 outstanding under the revolving portion of the Senior Credit Facility.

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$97,865 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”)

At March 31, 2003, no further borrowings are available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 5.59% to 6.09%.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 5 – REDEEMABLE PREFERRED STOCK

The following table details activity in the redeemable preferred stock account for the three months ended March 31, 2003:

	Redeemable Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Total
Balance at December 31, 2002	$435,296	$116,317	$5,173	$87,153	$29,638	$673,577
Dividends payable	6,977	3,112	—	4,727	731	15,547

Balance at March 31, 2003	$442,273	$119,429	$5,173	$91,880	$30,369	$689,124

NOTE	6 – CONTINGENCIES

The Company is subject to various claims and legal proceedings that arise in the ordinary course of business. However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION

Guarantor Financial Information

Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that (i) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries, (ii) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media, and (iii) Ziff Davis Holdings has unconditionally guaranteed the Compounding Notes and the 12% Notes.

The table below presents combining financial data detailing Ziff Davis Holdings, Ziff Davis Media, the guarantor and non-guarantor subsidiaries, and related elimination entries.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	At March 31, 2003
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$24,653	$11,877	$—	$36,531
Accounts receivable, net	—	—	27,084	—	27,084
Inventories	—	—	257	—	257
Prepaid expenses and other current assets	—	—	7,502	—	7,502
Due (to) from affiliates	—	(148,211)	148,211	—	—

Total current assets	1	(123,558)	194,931	—	71,374
Property and equipment, net	—	—	21,084	—	21,084
Investments in subsidiaries, equity method	(132,567)	(120,934)	—	253,501	—
Intangible assets, net	—	—	233,824	—	233,824
Goodwill, net	—	—	38,340	—	38,340
Notes receivable – affiliate	—	499,262	—	(499,262)	—
Other assets, net	—	14,331	776	—	15,107

Total assets	$(132,566)	$269,101	$488,955	$(245,761)	$379,729

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$10,232	$—	$10,232
Accrued expenses and other current liabilities	—	1,080	32,779	—	33,859
Unexpired subscriptions, net	—	—	34,021	—	34,021

Total current liabilities	—	1,080	77,032	—	78,112
Long-term debt	—	304,261	—	—	304,261
Accrued interest – compounding notes	—	98,218	—	—	98,218
Notes payable – affiliate	—	—	499,262	(499,262)	—
Accrued expenses – long-term		—	20,119	—	20,119
Other non-current liabilities	—	—	12,620	—	12,620

Total liabilities	—	403,559	609,033	(499,262)	513,330

Redeemable preferred stock	689,124	—	—	—	689,124

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loan	(572)	—	—	—	(572)
Additional paid-in capital	8,468	566,631	559,840	(1,126,471)	8,468
(Accumulated deficit) retained earnings	(847,487)	(700,054)	(681,180)	1,381,234	(847,487)
Accumulated other comprehensive loss	—	(1,035)	—	—	(1,035)

Total stockholders’ (deficit) equity	(821,690)	(134,458)	(120,078)	253,501	(822,725)

Total liabilities and stockholders’ (deficit) equity	$(132,566)	$269,101	$488,955	$(245,761)	$379,729

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	At December 31, 2002
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$28,267	$13,022	$—	$41,290
Accounts receivable, net	—	—	30,596	—	30,596
Inventories	—	—	334	—	334
Prepaid expenses and other current assets	—	—	7,465	—	7,465
Due (to) from affiliates	—	(144,718)	144,718	—	—

Total current assets	1	(116,451)	196,135	—	79,685
Property and equipment, net	—	—	23,481	—	23,481
Investments in subsidiaries, equity method	(121,841)	(121,960)	—	243,801	—
Intangible assets, net	—	—	238,036	—	238,036
Goodwill, net	—	—	38,340	—	38,340
Note receivable – affiliate	—	503,025	—	(503,025)	—
Other assets, net	—	14,870	—	—	14,870

Total assets	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$11,466	$—	$11,466
Accrued expenses and other current liabilities	—	1,352	33,929	—	35,281
Unexpired subscriptions, net	—	—	34,237	—	34,237

Total current liabilities	—	1,352	79,632	—	80,984
Long-term debt	—	301,266	—	—	301,266
Accrued interest — compounding notes	—	100,909	—	—	100,909
Note payable – affiliate	—	—	503,025	(503,025)	—
Accrued expenses – long-term	—	—	23,196	—	23,196
Other non-current liabilities	—	—	11,243	—	11,243

Total liabilities	—	403,527	617,096	(503,025)	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	566,631	537,565	(1,104,196)	8,468
Accumulated deficit	(821,214)	(689,328)	(659,931)	1,349,259	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholders’ (deficit) equity	(795,417)	(124,043)	(121,104)	243,801	(796,763)

Total liabilities and stockholders’ (deficit) equity	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Three Months Ended March 31, 2003
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$42,091	$—	$42,091

Operating expenses:
Cost of production	—	—	15,206	—	15,206
Selling, general and administrative expenses	—	—	25,302	—	25,302
Depreciation and amortization of property and equipment	—	—	2,901	—	2,901
Amortization of intangible assets	—	—	4,212	—	4,212

Total operating expenses	—	—	47,621	—	47,621

Loss from operations	—	—	(5,530)	—	(5,530)
Gain on sale of subsidiary	—	—	65	—	65
Equity in loss from subsidiaries	(10,726)	(20,717)	—	31,443	—
Intercompany interest (income) expense	—	(15,091)	15,091	—	—
Interest expense (income), net	—	5,100	(89)	—	5,011

Loss before income taxes	(10,726)	(10,726)	(20,467)	31,443	(10,476)
Income tax provision	—	—	250	—	250

Net loss	$(10,726)	$(10,726)	$(20,717)	$31,443	$(10,726)

	Three Months Ended March 31, 2002
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc.	Guarantor	Eliminations	Total
Revenue, net	$—	$—	$54,149	$—	$54,149

Operating expenses:
Cost of production	—	—	21,040	—	21,040
Selling, general and administrative expenses	—	—	38,789	—	38,789
Depreciation and amortization of property and equipment	—	—	5,742	—	5,742
Amortization of intangible assets	—	—	4,813	—	4,813

Total operating expenses	—	—	70,384	—	70,384

Loss from operations	—	—	(16,235)	—	(16,235)
Equity in loss from subsidiaries	(29,286)	(31,759)	—	61,045	—
Intercompany interest (income) expense	—	(15,401)	15,401	—	—
Interest expense (income), net	—	12,928	(93)	—	12,835

Loss before income taxes	(29,286)	(29,286)	(31,543)	61,045	(29,070)
Income tax provision	—	—	216	—	216

Net loss	$(29,286)	$(29,286)	$(31,759)	$61,045	$(29,286)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Three Months Ended March 31, 2003
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc.	Guarantor	Eliminations	Total
Cash flows from operating activities:
Net (income) loss	$(10,726)	$(10,726)	$(20,717)	$31,443	$(10,726)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	7,113	—	7,113
Non-cash rent expense	—	—	595	—	595
Amortization of accrued interest on compounding notes, net	—	304	—	—	304
Amortization of debt issuance costs and non-cash interest expense	—	1,072	—	—	1,072
Equity in loss from subsidiaries	10,726	20,717	—	(31,443)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	3,512	—	3,512
Inventories	—	—	77	—	77
Accounts payable and accrued expenses	—	(804)	(6,576)	—	(7,380)
Unexpired subscriptions and deferred revenue, net	—	—	(216)	—	(216)
Due to (from) affiliates	—	(20,142)	20,142	—	—
Prepaid expenses and other, net	—	311	1,083	—	1,394

Net cash provided (used) by operating activities	—	(9,268)	5,013	—	(4,255)

Cash flows from investing activities:
Capital expenditures	—	—	(504)	—	(504)

Net cash used by investing activities	—	—	(504)	—	(504)

Cash flows from financing activities:
Proceeds from collection of intercompany notes receivable	—	5,654	—	(5,654)	—
Repayment of intercompany notes payable	—	—	(5,654)	5,654	—

Net cash (used) provided by investing activities	—	5,654	(5,654)	—	—

Net increase (decrease) in cash and cash equivalents	—	(3,614)	(1,145)	—	(4,759)
Cash and cash equivalents at beginning of period	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of period	$1	$24,653	$11,877	$—	$36,531

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Three Months Ended March 31, 2002
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc.	Guarantor	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(29,286)	$(29,286)	$(31,759)	$61,045	$(29,286)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	10,555	—	10,555
Non-cash rent expense	—	—	588	—	588
Amortization of debt issuance costs	—	600	—	—	600
Equity in loss from subsidiaries	29,286	31,759	—	(61,045)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	10,459	—	10,459
Inventories	—	—	85	—	85
Accounts payable and accrued expenses	—	(7,357)	(8,249)	—	(15,606)
Unexpired subscriptions and deferred revenue, net	—	—	(1,582)	—	(1,582)
Due to (from) affiliate	192	(18,797)	18,605	—	—
Prepaid expenses and other, net	—	356	423	—	779

Net cash provided (used) by operating activities	192	(22,725)	(875)	—	(23,408)

Cash flows from investing activities:
Capital expenditures	—	—	(743)	—	(743)
Investments in subsidiaries	(4,000)	—	4,000		—

Net cash (used) provided by investing activities	(4,000)	—	3,257	—	(743)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	4,000	—	—	—	4,000
Proceeds from capital contributions	—	4,000	(4,000)	—	—
Proceeds from borrowings under senior credit facilities	—	21,000	—	—	21,000
Repayment of borrowings under senior credit facilities	—	(1,550)	—	—	(1,550)
Proceeds from collection of intercompany notes receivable	—	3,137	—	(3,137)	—
Repayment of intercompany notes payable	—	—	(3,137)	3,137	—
Debt issuance costs	—	(1,010)	—	—	(1,010)

Net cash provided (used) by financing activities	4,000	25,577	(7,137)	—	22,440

Net increase (decrease) in cash and cash equivalents	192	2,852	(4,755)	—	(1,711)
Cash and cash equivalents at beginning of period	401	16,453	3,102	—	19,556

Cash and cash equivalents at end of period	$593	$19,305	$(1,653)	$—	$17,845

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

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

	At March 31, 2003
	Ziff Davis Holdings Inc. (1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$36,528	$2	$—	$36,531
Accounts receivable, net	—	23,218	3,866	—	27,084
Inventories	—	257	—	—	257
Prepaid expenses and other current assets	—	7,090	412	—	7,502
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	1	75,043	(3,670)	—	71,374
Property and equipment, net	—	18,711	2,373	—	21,084
Investments in subsidiaries, cost method	564,131	157,643	—	(721,774)	—
Intangible assets, net	—	233,824	—	—	233,824
Goodwill, net	—	38,340	—	—	38,340
Other assets, net	—	15,107	—	—	15,107

Total assets	$564,132	$538,668	$(1,297)	$(721,774)	$379,729

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$9,032	$1,200	$—	$10,232
Accrued expenses and other current liabilities	—	32,268	1,591	—	33,859
Unexpired subscriptions, net	—	33,931	90		34,021

Total current liabilities	—	75,231	2,881	—	78,112
Long-term debt	—	304,261	—	—	304,261
Accrued interest – compounding notes	—	98,218	—	—	98,218
Accrued expenses – long-term	—	20,119	—	—	20,119
Other non-current liabilities	—	12,620	—	—	12,620

Total liabilities	—	510,449	2,881	—	513,330

Redeemable preferred stock	689,124	—	—	—	689,124

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	564,131	156,381	(720,512)	8,468
Accumulated deficit	(150,789)	(534,877)	(161,821)	—	(847,487)
Accumulated other comprehensive loss	—	(1,035)	—	—	(1,035)

Total stockholders’ (deficit) equity	(124,992)	28,219	(4,178)	(721,774)	(822,725)

Total liabilities and stockholders’ (deficit) equity	$564,132	$538,668	$(1,297)	$(721,774)	$379,729

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	At December 31, 2002
	Ziff Davis Holdings Inc.(1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$41,287	$2	$—	$41,290
Accounts receivable, net	—	26,645	3,951	—	30,596
Inventories	—	334	—	—	334
Prepaid expenses and other current assets	—	6,811	654	—	7,465
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	1	83,027	(3,343)	—	79,685
Property and equipment, net	—	20,604	2,877	—	23,481
Investments in subsidiaries, cost method	564,131	154,221	—	(718,352)	—
Intangible assets, net	—	238,036	—	—	238,036
Goodwill, net	—	38,340	—	—	38,340
Other assets, net	—	14,870	—	—	14,870

Total assets	$564,132	$549,098	$(466)	$(718,352)	$394,412

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$10,266	$1,200	$—	$11,466
Accrued expenses and other current liabilities	—	32,985	2,296	—	35,281
Unexpired subscriptions, net	—	34,176	61	—	34,237

Total current liabilities	—	77,427	3,557	—	80,984
Long-term debt	—	301,266	—	—	301,266
Accrued interest – compounding notes	—	100,909	—	—	100,909
Accrued expenses – long-term	—	23,196	—	—	23,196
Other non-current liabilities	—	11,243	—	—	11,243

Total liabilities	—	514,041	3,557	—	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholder’s (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	564,131	152,959	(717,090)	8,468
Accumulated deficit	(135,242)	(527,728)	(158,244)	—	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholder’s (deficit) equity	(109,445)	35,057	(4,023)	(718,352)	(796,763)

Total liabilities and stockholder’s (deficit) equity	$564,132	$549,098	$(466)	$(718,352)	$394,412

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 7 – SUPPLEMENTAL FINANCIAL INFORMATION – (continued)

	Three Months Ended March 31, 2003
	Ziff Davis Holdings Inc. (1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Total
Revenue, net	$—	$36,128	$5,963	$42,091

Operating expenses:
Cost of production	—	14,542	664	15,206
Selling, general and administrative expenses	—	16,907	8,395	25,302
Depreciation and amortization of property and equipment	—	2,355	546	2,901
Amortization of intangible assets	—	4,212	—	4,212

Total operating expenses	—	38,016	9,605	47,621

Loss from operations	—	(1,888)	(3,642)	(5,530)
Gain on sale of subsidiary	—	—	65	65
Interest expense, net	—	5,011	—	5,011

Loss before income taxes	—	(6,899)	(3,577)	(10,476)
Income tax provision	—	250	—	250

Net loss	$—	$(7,149)	$(3,577)	$(10,726)

	Three Months Ended March 31, 2002
	Ziff Davis Holdings Inc. (1)	Ziff Davis Media Inc. and Restricted Subsidiaries	Unrestricted Subsidiaries	Total
Revenue, net	$—	$48,405	$5,744	$54,149

Operating expenses:
Cost of production	—	19,516	1,524	21,040
Selling, general and administrative expenses	—	23,755	15,034	38,789
Depreciation and amortization of property and equipment	—	4,750	992	5,742
Amortization of intangible assets	—	4,813	—	4,813

Total operating expenses	—	52,834	17,550	70,384

Loss from operations	—	(4,429)	(11,806)	(16,235)
Interest expense, net	—	12,835	—	12,835

Loss before income taxes	—	(17,264)	(11,806)	(29,070)
Income tax provision	—	201	15	216

Net loss	$—	$(17,465)	$(11,821)	$(29,286)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

NOTE	8—SEGMENT INFORMATION

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(dollars in thousands, except per share data)

NOTE 8 – SEGMENT INFORMATION – (continued)

•	Established Businesses-established publications, targeted to customers in the technology and games markets. This segment is comprised of the Restricted Subsidiaries and includes Ziff Davis Holdings, the parent company.

•	Developing Businesses-recently launched publications, Internet properties and business services for emerging product categories also targeted to the technology and games markets. This segment is comprised of the Unrestricted Subsidiaries.

The Company evaluates the performance of its segments and allocates resources to them based on income before interest expense, provision for income taxes, depreciation and amortization expense and non-recurring charges (“EBITDA”). Any inter-segment revenues included in segment data are not material. It should be noted that the Company excludes both cash and non-cash non-recurring charges for EBITDA. EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company believes EBITDA may be commonly used by certain investors and analysts to analyze a company’s ability to service debt. EBITDA (subject to certain adjustments) is also a component of the Company’s debt compliance calculations. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most directly comparable financial measure under GAAP to EBITDA is Income or Loss From Operations. A reconciliation between EBITDA and Loss From Operations is provided below.

The following table presents information about the reported segments for the periods ending:

	Three Months Ended March 31,
	2003	2002
Revenue, net:
Established Businesses	$36,128	$48,405
Developing Businesses	5,963	5,744

Total	$42,091	$54,149

	Three Months Ended March 31,
	2003	2002
EBITDA:
Established Businesses	$4,679	$5,134
Developing Businesses	(3,096)	(10,814)

Total	$1,583	$(5,680)

	March 31, 2003	December 31, 2002
Total Assets:
Established Businesses	$381,026	$394,878
Developing Businesses	(1,297)	(466)

Total	$379,729	$394,412

	Three Months Ended March 31,
	2003	2002
Reconciliation of Segment EBITDA to consolidated loss before income taxes
Total segment EBITDA	$1,583	$(5,680)
Depreciation and amortization	7,113	10,555

Loss from operations	(5,530)	(16,235)
Gain on sale of subsidiary	65	—
Interest expense, net	5,011	12,835

Loss before income taxes	$(10,476)	$(29,070)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 as well as the unaudited condensed consolidated financial statements included herein. Historical results and percentage relationships set forth in these unaudited condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

Overview

We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about technology, electronic video games and the Internet, both in print and online, and produce seminars and webcasts. Ziff Davis Holdings Inc. (“Ziff Davis Holdings”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holding does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc. an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

Our operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the publishing assets that were acquired when we were formed in April 2000 and are collectively referred to and defined under our Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries”. This segment is engaged in publishing and licensing magazines and providing editorial content about technology, electronic video games and the Internet. This segment also licenses its content and brands to 18 licensees in over 60 countries worldwide.

The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under our debt agreements as “Unrestricted Subsidiaries”. This segment is focused on developing (1) new businesses, including two new publications and (2) Internet-related properties leveraging our editorial content expertise and relationships with our audience and advertisers in our Established Businesses segment. Where appropriate in our discussion below, we have separately identified amounts associated with the Restricted Subsidiaries and the Unrestricted Subsidiaries when comparing amounts to prior year periods. For further segment information, see Note 8 to our unaudited condensed consolidated financial statements included herein.

Ziff Davis Holdings’ financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002, and as of December 31, 2002, are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries. Ziff Davis Holdings’ financial statements as of March 31, 2003 and 2002 and for the three month period then ended are unaudited.

Technology Sector and Economic Trends

Our revenue and profitability are influenced by a number of external factors including: the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which sellers elect to advertise using print and online media; changes in paper prices and postage rates, and competition among computer technology marketers including print publishers and providers of other technology information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally affecting the technology industry, including pricing pressures and temporary surpluses of inventory.

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

Current economic trends in the United States have had a significant negative impact on our business. These trends include consolidation among our advertisers, a general decline in advertising spending and a significant decline in advertising spending by our core technology advertisers. In response to this decline, we began a cost reduction and restructuring program in 2001, which continued into 2002, and as a result of which we discontinued unprofitable publications, consolidated operations and reduced our workforce.

Results of Operations – Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue

Revenue was $42.1 million for the three months ended March 31, 2003, compared to $54.1 million in the comparable prior period, a decrease of $12.0 million or 22.2%.

Revenue from the Restricted Subsidiaries was $36.1 million for the three months ended March 31, 2003, a decrease of $12.3 million, or 25.4% compared to $48.4 million in the same period last year. The publications discontinued in 2002 within the Restricted Subsidiaries (Yahoo! Internet Life and Ziff Davis SMART BUSINESS) accounted for $7.1 million of total revenue in the three months ended March 31, 2002. Excluding the discontinued publications for the three months ended March 31, 2002, revenue decreased $5.2 million or 12.6%, compared to $41.3 million in the same period last year. The $5.2 million decrease was primarily due to a change in the publishing calendar of PC Magazine, which published one fewer issue for the first quarter of 2003 compared to the same prior year period. As a result, advertising revenue declined $4.9 million, primarily from a 10.4% decrease in total paid advertising pages for the continuing Restricted Subsidiaries for the three months ended March 31, 2003. The additional $0.3 million decline in total revenue was primarily attributable to lower circulation revenue because of the one fewer issue of PC Magazine and this decline was partially offset by other revenue increases for list rental, international licensing royalties, reprints and inserts.

Total revenue from the Unrestricted Subsidiaries was $6.0 million for the three months ended March 31, 2003, an increase of $0.3 million from $5.7 million in the same period last year. The publication and business sold in 2002 (The Net Economy and eTESTING LABS, Inc.) accounted for $2.5 million of the total revenue in the three months ended March 31, 2002. Excluding the sold publication and business for the three months ended March 31, 2002, revenue increased $2.8 million or 87.5%. The increase primarily relates to growing advertising revenue for Baseline, CIO Insight and our Internet Properties. In addition, Baseline increased its publication frequency in the first quarter of 2003 by one issue. As a result, total paid advertising pages for the Unrestricted Subsidiaries segment’s increased by 75.2% for the three months ended March 31, 2003.

Cost of production

Cost of production was $15.2 million for the three months ended March 31, 2003, compared to $21.0 million for the comparable prior year period, a $5.8 million or 27.6% decrease.

Cost of production related to the Restricted Subsidiaries was $14.5 million for the three months ended March 31, 2003, compared to $19.5 million for the comparable prior year period. Excluding the discontinued publications for the three months ended March 31, 2002, cost of production decreased 9.4% or $1.5 million, from $16.0 million to $14.5 million. The decrease was primarily related to lower manufacturing and paper costs as a result of publishing one fewer issue of PC Magazine for the first quarter of 2003, combined with the effects of a reduction in the total number of advertising and editorial pages in our other publications and savings achieved through implementation of several new production and distribution initiatives. These cost decreases were partially offset by higher distribution costs due to the 9.9% U.S. Postal Service increase in July 2002. Cost of production for continuing Restricted Subsidiaries as a percentage of revenue increased from 38.7% to 40.3% for the three months ended March 31, 2002 and 2003, respectively. This increase is primarily attributable to the decline in revenue described above.

Cost of production related to the Unrestricted Subsidiaries was $0.7 million for the three months ended March 31, 2003, compared to $1.5 million for the comparable prior year period, a $0.8 million decrease. Excluding the discontinued publications cost of production for the Unrestricted Subsidiaries was $0.7 million for the three months ended March 31, 2003, down 41.7% or $0.5 million compared to $1.2 million in the prior year period. The decrease is primarily due to significantly reduced Internet infrastructure and operating costs resulting from 2002 workforce reductions and more favorable third party supplier contracts.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 were $25.3 million, compared to $38.8 million for the comparable prior year period, a $13.5 million, or 34.8% decrease.

Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $6.9 million or 29.0%. Excluding discontinued publications for the three months ended March 31, 2002, selling, general and administrative expenses decreased $0.6 million or 3.4% from $17.5 million to $16.9 million. This decrease was primarily related to cost savings realized in editorial, sales and other areas achieved as a result of our 2002 cost reduction program, partially offset by higher circulation acquisition costs. Selling, general and administrative expenses for continuing Restricted Subsidiaries as a percentage of revenue increased from 42.3% for the three months ended March 31, 2002 to 46.8% for the three months ended March 31, 2003. This increase is primarily due to the decline in revenue resulting from the shift in the publishing calendar of PC Magazine.

Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $8.4 million and $15.0 million for the three months ended March 31, 2003 and 2002, respectively. Excluding sold publications and businesses for the three months ended March 31, 2002, selling, general and administrative expenses were $8.4 million, down $1.6 million or 16.0% from $10.0 million for the three months ended March 31, 2002. The decrease related primarily to lower Internet editorial expenses as a result of our 2002 cost reduction program.

Depreciation and amortization expense

Depreciation and amortization expenses were $2.4 million and $4.8 million for the three months ended March 31, 2003 and 2002, respectively. The decrease is primarily attributable to the decrease in assets being depreciated or amortized, as a result of our 2001 and 2002 cost reduction program during which we wrote-down a net book value of $36.5 million of definite-lived intangible assets and $6.0 million of fixed assets related to closed titles and businesses for the year ended December 31, 2002.

Interest expense, net

Interest expense was $5.0 million for the three months ended March 31, 2003 compared to $12.8 million for the three months ended March 31, 2002. Interest expense for the quarter ended March 31, 2003 includes the following non-cash items (i) $0.5 million related to long-term real estate leases recorded in prior periods at their net present value (ii) $0.5 million of amortization of debt issuance costs and (iii) $0.3 million of net interest expense related to the Compounding Notes. For the quarter ended March 31, 2002, non-cash interest expense included $0.6 million of amortization of debt issuance costs. Our weighted average debt outstanding was approximately $303.2 million and $446.0 million, and our weighted average interest rate was 8.2% and 11.6%, for the three months ended March 31, 2003 and 2002, respectively. Interest rates in 2002 included a 2.0% default rate due to our October 2001 event of default under our Senior Credit Facility. As a result of our financial restructuring completed in August 2002, our interest expense related to our existing debt agreements will be lower in future periods due to lower debt levels and the elimination of the default interest rates.

Income taxes

The income tax provision of $0.2 million for the three months ended March 31, 2003 and the income tax provision of $0.2 million in the three months March 31, 2002 represent effective rates of negative 3.9% and negative 0.7%, respectively. The negative effective rate for the three months ended March 31, 2003 results from our provision for certain minimum state and local taxes despite the consolidated Company estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

Net loss of $10.7 million for the three months ended March 31, 2003 represents an improvement of $18.6 million compared to net loss of $29.3 million for the three months ended March 31, 2002. The improvement is primarily due to the impact of our 2001 and 2002 cost reduction and financial restructuring program.

Liquidity and Capital Resources

Total cash at March 31, 2003 was $36.5 million. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses segment and are generally comprised of businesses that were acquired from ZDI in April 2000. The Senior Credit Facility and indentures governing the 12% Notes and Compounding Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries. At March 31, 2003, $24.1 million of our cash balance is available to fund the Unrestricted Subsidiaries.

As of March 31, 2003, we were in compliance with all of our debt covenants. Total indebtedness at March 31, 2003 was $304.3 million and consisted of $185.9 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $12.3 million under the 12% Notes and $97.9 million under the Compounding Notes. Through August 13, 2006, we may, at our option, pay interest on the Compounding Notes by compounding such interest on the then outstanding aggregate principal amount of the Compounding Notes.

At March 31, 2003, borrowings under the Senior Credit Facility bore interest rates ranging from 5.6% to 6.1% and no additional borrowings were available under the revolving portion of such facility.

We believe that our cash on hand, coupled with future cash generated from operations will be sufficient to meet our liquidity, working capital and capital spending needs for the foreseeable future.

Sources and Uses of Cash – Three Months Ended March 31, 2003 and 2002

Details of changes in cash and cash equivalents during the three months ended March 31, 2003 and 2002 are discussed below.

Operating Activities. Cash used by operating activities was $4.3 million for the three months ended March 31, 2003, compared to $23.4 million used by operating activities for the three months ended March 31, 2002, representing decreased cash usage of $19.1 million. The decrease in cash used was primarily attributable to improved operating results and lower cash interest payments. During the three months ended March 31, 2003 and 2002, we made $4.0 million and $21.2 million in cash interest payments. Additionally, we paid $3.1 million related to the accrued costs of our 2002 cost reduction and restructuring program. These payments were primarily related to real estate leases for vacant space and employee severance costs. We anticipate making further restructuring related payments in 2003 of approximately $11.9 million, with the remainder being paid somewhat evenly through 2019, due to the long-term nature of the related real estate agreements.

Investing Activities. Cash used by investing activities was $0.5 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively, and represented capital expenditures in both periods.

Financing Activities. There was no cash provided or used by financing activities for the three months ended March 31, 2003. Cash provided by financing activities for the three months ended March 31, 2002 was $22.4 million. This primarily related to $4.0 million in proceeds from the sale of preferred stock and $21.0 million in borrowings under our Senior Credit Facility, partially offset by $1.6 million in repayments of outstanding principal under our Senior Credit Facility and $1.0 million in debt issuance costs.

Cyclicality

Revenue from print advertising accounted for approximately 58.5% and 63.1% of our total revenue for the three months ended March 31, 2003 and 2002, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

Seasonality

Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in our fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Factors affecting the seasonality of our business are customer budgetary spending patterns, new product introductions and general economic trends. Quarterly results may also be affected by variations in the number of magazines sold or published in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with internal growth, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We also cannot assure that our fourth quarter revenue will be higher than revenue for our other quarters.

Effect of Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contractors. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no material impact our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidationof Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities. As we had no material exposures to variable interest entities or other off-balance sheet arrangements, the effects of adopting FIN 46 were not material to our results of operations or financial condition.

Forward-Looking Statements and Risk Factors

All statements in this Form 10-Q that are not statements of historical fact are “forward-looking statements”, as that term is used in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include: projections of earnings, revenue, financing needs or other financial items; statements of the plans and objectives of management for future operations; statements concerning proposed new products and services; and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “expects”, “should”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “should”, “potential” or “continue”, and any other words of similar meaning.

Any or all of our forward-looking statements in this Form 10-Q and in any other public statements we make may turn out to be materially wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Forward-looking statements herein speak only as of the date of filing of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC.

Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth; future paper, postage, printing or other expenses; future operating margins; anticipated capital spending; our ability to obtain funding and other future or expected performance are subject to risk factors. For additional information about certain risks concerning our business, see our Annual Report on Form 10-K and specifically the headings “Certain Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the Senior Credit Facility, we entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The effect of this swap agreement, coupled with the fixed interest rate on the 12% Notes and the Compounding Notes, results in $135.2 million, or 44.9%, of our funded debt being effectively set at a fixed rate of interest as of March 31, 2003. Accordingly, a 1.00% fluctuation in interest rates would cause a $1.7 million fluctuation in interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. During 1998, 1999 and 2000, paper prices were relatively flat, with only one price increase occurring in 2000. In 2001 and 2002, paper prices declined significantly. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have recently been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases.

Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and 9.9% in July 2002. Management considers announced postage rate increases in our pricing policies but there can be no assurance we will recover the added costs incurred.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure control and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

b)	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

10.1	Amended and Restated 2002 Ziff Davis Holdings Inc. Employee Stock Option Plan

99.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification for Bart W. Catalane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ BART W. CATALANE
Bart W. Catalane CHIEF OPERATING OFFICER AND CHIEF FINANCIAL OFFICER

Date: May 13, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ BART W. CATALANE
Bart W. Catalane Chief Financial Officer and Chief Operating Officer