Form 10-Q
period 2003-06-30
ZIFF DAVIS HOLDINGS INC
filed 2003-08-14
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-99939

ZIFF DAVIS HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4355050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 East 28th Street

New York, New York 10016

(Address of Principal Executive Offices)

(212) 503-3500

(Registrants Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒        NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES    ☐        NO    ☒

As of August 14, 2003, 2,323,575 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$41,898	$41,290
Accounts receivable, net	25,281	30,596
Inventories	353	334
Prepaid expenses and other current assets	5,855	7,465

Total current assets	73,387	79,685
Property and equipment, net	18,526	23,481
Intangible assets, net	229,613	238,036
Goodwill, net	38,340	38,340
Other assets, net	14,328	14,870

Total assets	$374,194	$394,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$10,177	$11,466
Accrued expenses and other current liabilities	32,653	35,281
Unexpired subscriptions, net	30,812	34,237

Total current liabilities	73,642	80,984
Long-term debt	307,381	301,266
Accrued interest — compounding notes	95,415	100,909
Accrued expenses — long-term	20,422	23,196
Other non-current liabilities	12,955	11,243

Total liabilities	509,815	517,598

Commitments and contingencies (Note 6)
Redeemable preferred stock	705,318	673,577

Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,323,575 and 2,334,748 shares issued and outstanding, respectively	17,423	17,901
Stock subscription loans	(94)	(572)
Additional paid-in capital	8,468	8,468
Accumulated deficit	(866,023)	(821,214)
Accumulated other comprehensive loss	(713)	(1,346)

Total stockholders’ deficit	(840,939)	(796,763)

Total liabilities and stockholders’ deficit	$374,194	$394,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue, net	$47,116	$56,794	$89,207	$110,943

Operating expenses:
Cost of production	14,331	20,024	29,537	41,064
Selling, general and administrative expenses	23,766	37,310	49,068	76,099
Depreciation and amortization of property and equipment	3,699	4,550	6,600	10,292
Amortization of intangible assets	4,211	4,796	8,423	9,609
Restructuring charges, net	(1,501)	8,405	(1,501)	8,405
Write-down of intangible assets	—	14,108	—	14,108

Total operating expenses	44,506	89,193	92,127	159,577

Income (loss) from operations	2,610	(32,399)	(2,920)	(48,634)
Gain on sale of subsidiary	—	—	65	—
Interest expense, net	(4,846)	(13,105)	(9,857)	(25,940)

Loss before income taxes	(2,236)	(45,504)	(12,712)	(74,574)
Income tax provision	106	212	356	428

Net loss	$(2,342)	$(45,716)	$(13,068)	$(75,002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(13,068)	$(75,002)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	15,023	19,901
Non-cash rent expense	1,233	1,175
Amortization of accrued interest on compounding notes, net	621	—
Amortization of debt issuance costs and non-cash interest expense	1,079	1,205
Non-cash restructuring charges	(1,501)	2,674
Write-down of intangible assets	—	14,108
Changes in operating assets and liabilities:
Accounts receivable	5,315	13,475
Inventories	(19)	(321)
Accounts payable and accrued expenses	(5,479)	(16,613)
Unexpired subscriptions and deferred revenue, net	(3,425)	(2,469)
Prepaid expenses and other, net	2,473	1,988

Net cash provided (used) by operating activities	2,252	(39,879)

Cash flows from investing activities:
Capital expenditures	(1,644)	(1,352)

Net cash used by investing activities	(1,644)	(1,352)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	14,100
Proceeds from borrowings under senior credit facilities	—	21,000
Repayment of borrowings under senior credit facilities	—	(3,508)
Debt issuance costs	—	(1,039)

Net cash provided by financing activities	—	30,553

Net increase (decrease) in cash and cash equivalents	608	(10,678)
Cash and cash equivalents at beginning of period	41,290	19,956

Cash and cash equivalents at end of period	$41,898	$9,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(dollars in thousands)

	Common Stock		Stock Subscription Loans	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
	Shares	Amount

Balance at December 31, 2002	2,334,748	$17,901	$(572)	$8,468	$(821,214)	$(1,346)	$(796,763)
Cancellation of shareholders loans	(11,173)	(78)	478	—	—	—	—
Dividends payable on redeemable preferred stock	—	—	—	—	(31,741)	—	(31,741)
Changes in fair value of interest rate swap	—	—	—	—	—	633	633	$633
Net loss	—	—	—	—	(13,068)	—	(13,068)	(13,068)

Balance at June 30, 2003	2,323,575	$17,423	$(94)	$8,468	$(866,023)	$(713)	$(840,939)	$(13,936)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at June 30, 2003 and December 31, 2002 and the results of its consolidated operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 and changes in stockholders’ deficit from December 31, 2002 to June 30, 2003 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Formation of Ziff Davis Holdings Inc.

The Company is a special interest media company focused on the technology and electronic video game markets. The Company publishes and licenses magazines, provides editorial content about technology, electronic video games and the Internet, both in print and online, and produces seminars and webcasts. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries, and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

Operations

The Company’s operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes publishing assets that were acquired when the Company was formed in April 2000 and are collectively referred to and defined under the Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries”. This segment is engaged in publishing and licensing magazines and providing editorial content about technology, electronic video games and the Internet. This segment also licenses its content and brands to 20 licensees in over 70 countries worldwide.

The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under the Senior Credit Facility as the “Unrestricted Subsidiaries”. This segment is focused on developing (1) new businesses, including two new publications, Baseline and CIO Insight, and (2) Internet-related properties leveraging the Company’s editorial content, expertise and relationships with its audience and advertisers in its Established Businesses segment.

For additional information on the Company’s operating segments, see Note 8.

Principles of Consolidation

The financial statements of the Company as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 —THE COMPANY AND BASIS OF PRESENTATION — (continued)

Stock-based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of the options granted or continue to apply the existing accounting rules and disclose pro forma information with respect to compensation charges assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. The table below details pro forma net loss as if the compensation cost for the Company’s stock-based compensation plans was determined on the fair value basis at the respective grant dates and recognized over the vesting period (adjusted for forfeitures).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(2,342)	$(45,716)	$(13,068)	$(75,002)
Stock-based employee compensation income (expense) determined under the fair value basis for all awards, net of related tax effects	(2)	—	(4)	1

Pro forma net loss	$(2,344)	$(45,716)	$(13,072)	$(75,001)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities. As the Company has no material exposures to variable interest entities or other off-balance sheet arrangements, the effects of adopting FIN 46 were not material to its results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 established standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. We are currently evaluating the impact to the Company of adopting this statement.

Reclassifications

Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

NOTE 2 — INTANGIBLE ASSETS, NET

As of June 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization, primarily all of which are attributable to the Established Businesses segment, consisted of the following:

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 2 — INTANGIBLE ASSETS, NET – (continued)

	As of June 30, 2003			As of December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Amortized intangible assets:
Advertising lists	$183,729	$(39,995)	$143,734	$183,729	$(33,672)	$150,057
Trademarks/trade names	14,344	(1,424)	12,920	14,344	(1,062)	13,282
Subscriber lists	11,600	(11,600)	—	11,600	(9,862)	1,738

Total amortized intangible assets	209,673	(53,019)	156,654	209,673	(44,596)	165,077

Unamortized intangible assets:
Trademarks/trade names	81,633	(8,674)	72,959	81,633	(8,674)	72,959
Goodwill	50,489	(12,149)	38,340	50,489	(12,149)	38,340

Total unamortized intangible assets	132,122	(20,823)	111,299	132,122	(20,823)	111,299

Total intangible assets	$341,795	$(73,842)	$267,953	$341,795	$(65,419)	$276,376

NOTE 3 — ACCRUED RESTRUCTURING CHARGES

During 2002 and 2001, the Company implemented a comprehensive cost reduction and restructuring program, which included closing or selling unprofitable operations, consolidating facilities and reducing the Company’s workforce in order to decrease excess operating costs. The Company incurred $48,950 and $37,412 as Restructuring charges, net in its condensed consolidated Statements of Operations for the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

As of June 30, 2003, there was $31,405 of accrued restructuring charges included on the balance sheet in Accrued expenses and other current liabilities and Accrued expenses – long term. The remaining accrued expenditures primarily related to facilities consolidation expenses and employee severance costs. During the three and six months ended June 30, 2003, the Company made $3,283 and $6,371 of payments, respectively, primarily related to real estate leases for vacant space. The Company anticipates making further payments in 2003 of approximately $7,000, with the remainder being paid through 2019 due to the long-term nature of related real estate lease agreements. During the three and six months ended June 30, 2003, the Company also recorded an adjustment of $1,501 to restructuring charges expense relating to the reversal of a portion of the prior years’ accruals, specifically for legal fees and severance amounts where 2003 payments were lower than amounts originally estimated.

The following table summarizes the activity with respect to the accrued restructuring charge balances for the six months ended June 30, 2003:

	As of December 31, 2002	Payments	Accrued Interest on Net Present Value of Future Lease Payments	Adjustment to Accrual	As of June 30, 2003

Employee severance costs	$3,916	$(620)	$—	$(1,050)	$2,246
Facility consolidation and other costs	34,297	(5,751)	1,064	(451)	29,159

Total	$38,213	$(6,371)	$1,064	$(1,501)	$31,405

NOTE 4 — DEBT

As of June 30, 2003, the Company was in compliance with all its debt covenants, and total indebtedness was $307,381, consisting of the following:

•	$194,116 under the Senior Credit Facility, including $8,200 outstanding under the revolving portion of the Senior Credit Facility,

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$100,985 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”).

At June 30, 2003, no further borrowings are available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 5.54% to 6.18%.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 4 — DEBT — (continued)

In connection with the Senior Credit Facility, the Company entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25,000 and a maturity date of October 11, 2003. Under this swap agreement, the Company receives a floating rate of interest based on the three-month LIBOR, which resets quarterly, and pays a fixed rate of interest each quarter for the term of the agreement. This swap is accounted for as as a cash flow hedge and any change in the fair market value of the swap is recognized as other comprehensive income or loss within Accumulated other comprehensive loss in the Company’s condensed consolidated Balance Sheet and condensed consolidated Statement of Stockholders’ Deficit. The mark-to-market adjustment for the three and six months ended June 30, 2003 was an unrealized gain of $322 and $633, respectively.

The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the three and six months ended June 30, 2003, the Company compounded interest in the amount of $2,995 and $6,115, respectively. The compounded interest accounts for the increase in long-term debt from $301,266 at December 31, 2002 to $307,381 at June 30, 2003.

The issuance of the Compounding Notes is being accounted for in accordance with the provisions of SFAS No. 15 and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The June 30, 2003 balance of $95,415 is included within long-term liabilities in the Company’s condensed consolidated Balance Sheet as Accrued interest-compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three and six months ended June 30, 2003, the Company amortized $2,691 and $5,494, respectively, against interest expense.

NOTE 5 — REDEEMABLE PREFERRED STOCK

The following table details activity in the redeemable preferred stock account for the six months ended June 30, 2003:

	Redeemable Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2002	$435,296	$116,317	$5,173	$87,153	$29,638	$673,577
Dividends payable	14,144	6,342	—	9,767	1,488	31,741

Balance at June 30, 2003	$449,440	$122,659	$5,173	$96,920	$31,126	$705,318

NOTE 6 — CONTINGENCIES

The Company is subject to various claims and legal proceedings that arise in the ordinary course of business. However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION

Guarantor Financial Information

        Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that (i) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries, (ii) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media, and (iii) Ziff Davis Holdings has unconditionally guaranteed the Compounding Notes and the 12% Notes.

The following tables present combining financial data detailing Ziff Davis Holdings, Ziff Davis Media, the guarantor subsidiaries and related elimination entries.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	At June 30, 2003
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$1	$20,750	$21,147	$—	$41,898
Accounts receivable, net	—	—	25,281	—	25,281
Inventories	—	—	353	—	353
Prepaid expenses and other current assets	—	—	5,855	—	5,855
Due (to) from affiliates	—	(156,196)	156,196	—	—

Total current assets	1	(135,446)	208,832	—	73,387
Property and equipment, net	—	—	18,526	—	18,526
Investments in subsidiaries, equity method	(134,909)	(104,849)	—	239,758	—
Intangible assets, net	—	—	229,613	—	229,613
Goodwill, net	—	—	38,340	—	38,340
Notes receivable — affiliate	—	494,875	—	(494,875)	—
Other assets, net	—	13,791	537	—	14,328

Total assets	$(134,908)	$268,371	$495,848	$(255,117)	$374,194

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$—	$—	$10,177	$—	$10,177
Accrued expenses and other current liabilities	—	2,053	30,600	—	32,653
Unexpired subscriptions, net	—	—	30,812	—	30,812

Total current liabilities	—	2,053	71,589	—	73,642
Long-term debt	—	307,381	—	—	307,381
Accrued interest — compounding notes	—	95,415	—	—	95,415
Notes payable — affiliate	—	—	494,875	(494,875)	—
Accrued expenses — long-term	—	—	20,422	—	20,422
Other non-current liabilities	—	—	12,955	—	12,955

Total liabilities	—	404,849	599,841	(494,875)	509,815

Redeemable preferred stock	705,318	—	—	—	705,318

Stockholders’ deficit:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,423	—	28	(28)	17,423
Stock subscription loans	(94)	—	—	—	(94)
Additional paid-in capital	8,468	566,631	587,890	(1,154,521)	8,468
Accumulated deficit	(866,023)	(702,396)	(693,145)	1,395,541	(866,023)
Accumulated other comprehensive loss	—	(713)	—	—	(713)

Total stockholders’ deficit	(840,226)	(136,478)	(103,993)	239,758	(840,939)

Total liabilities and stockholders’ deficit	$(134,908)	$268,371	$495,848	$(255,117)	$374,194

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	At December 31, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$1	$28,267	$13,022	$—	$41,290
Accounts receivable, net	—	—	30,596	—	30,596
Inventories	—	—	334	—	334
Prepaid expenses and other current assets	—	—	7,465	—	7,465
Due (to) from affiliates	—	(144,718)	144,718	—	—

Total current assets	1	(116,451)	196,135	—	79,685
Property and equipment, net	—	—	23,481	—	23,481
Investments in subsidiaries, equity method	(121,841)	(121,960)	—	243,801	—
Intangible assets, net	—	—	238,036	—	238,036
Goodwill, net	—	—	38,340	—	38,340
Note receivable — affiliate	—	503,025	—	(503,025)	—
Other assets, net	—	14,870	—	—	14,870

Total assets	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$—	$—	$11,466	$—	$11,466
Accrued expenses and other current liabilities	—	1,352	33,929	—	35,281
Unexpired subscriptions, net	—	—	34,237	—	34,237

Total current liabilities	—	1,352	79,632	—	80,984
Long-term debt	—	301,266	—	—	301,266
Accrued interest — compounding notes	—	100,909	—	—	100,909
Note payable — affiliate	—	—	503,025	(503,025)	—
Accrued expenses — long-term	—	—	23,196	—	23,196
Other non-current liabilities	—	—	11,243	—	11,243

Total liabilities	—	403,527	617,096	(503,025)	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholders’ deficit:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	566,631	537,565	(1,104,196)	8,468
Accumulated deficit	(821,214)	(689,328)	(659,931)	1,349,259	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholders’ deficit	(795,417)	(124,043)	(121,104)	243,801	(796,763)

Total liabilities and stockholders’ deficit	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended June 30, 2003
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$47,116	$—	$47,116

Operating expenses:
Cost of production	—	—	14,331	—	14,331
Selling, general and administrative expenses	—	—	23,766	—	23,766
Depreciation and amortization of property and equipment	—	—	3,699	—	3,699
Amortization of intangible assets	—	—	4,211	—	4,211
Restructuring charges, net	—	—	(1,501)	—	(1,501)

Total operating expenses	—	—	44,506	—	44,506

Income from operations	—	—	2,610	—	2,610
Equity in (loss) from subsidiaries	(2,342)	(12,497)	—	14,839	—
Intercompany interest income (expense)	—	14,978	(14,978)	—	—
Interest expense, net	—	(4,823)	(23)	—	(4,846)

Loss before income taxes	(2,342)	(2,342)	(12,391)	14,839	(2,236)
Income tax provision	—	—	106	—	106

Net loss	$(2,342)	$(2,342)	$(12,497)	$14,839	$(2,342)

	Three Months Ended June 30, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$56,794	$—	$56,794

Operating expenses:
Cost of production	—	—	20,024	—	20,024
Selling, general and administrative expenses	—	—	37,310	—	37,310
Depreciation and amortization of property and equipment	—	—	4,550	—	4,550
Amortization of intangible assets	—	—	4,796	—	4,796
Restructuring charges, net	—	—	8,405	—	8,405
Write-down of intangible assets	—	—	14,108	—	14,108

Total operating expenses	—	—	89,193	—	89,193

Loss from operations	—	—	(32,399)	—	(32,399)
Equity in (loss) from subsidiaries	(45,719)	(48,243)	—	93,962	—
Intercompany interest income (expense)	—	15,664	(15,664)	—	—
Interest income (expense), net	3	(13,140)	32	—	(13,105)

Loss before income taxes	(45,716)	(45,719)	(48,031)	93,962	(45,504)
Income tax provision	—	—	212	—	212

Net loss	$(45,716)	$(45,719)	$(48,243)	$93,962	$(45,716)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2003
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$89,207	$—	$89,207

Operating expenses:
Cost of production	—	—	29,537	—	29,537
Selling, general and administrative expenses	—	—	49,068	—	49,068
Depreciation and amortization of property and equipment	—	—	6,600	—	6,600
Amortization of intangible assets	—	—	8,423	—	8,423
Restructuring charges, net	—	—	(1,501)	—	(1,501)

Total operating expenses	—	—	92,127	—	92,127

Loss from operations	—	—	(2,920)	—	(2,920)
Gain on sale of subsidiary	—	—	65	—	65
Equity in (loss) from subsidiaries	(13,068)	(33,214)	—	46,282	—
Intercompany interest income (expense)	—	30,069	(30,069)	—	—
Interest income (expense), net	—	(9,923)	66	—	(9,857)

Loss before income taxes	(13,068)	(13,068)	(32,858)	46,282	(12,712)
Income tax provision	—	—	356	—	356

Net loss	$(13,068)	$(13,068)	$(33,214)	$46,282	$(13,068)

	Six Months Ended June 30, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$110,943	$—	$110,943

Operating expenses:
Cost of production	—	—	41,064	—	41,064
Selling, general and administrative expenses	—	—	76,099	—	76,099
Depreciation and amortization of property and equipment	—	—	10,292	—	10,292
Amortization of intangible assets	—	—	9,609	—	9,609
Restructuring charges, net	—	—	8,405	—	8,405
Write-down of intangible assets	—	—	14,108	—	14,108

Total operating expenses	—	—	159,577	—	159,577

Loss from operations	—	—	(48,634)	—	(48,634)
Equity in loss from subsidiaries	(75,005)	(80,002)	—	155,007	—
Intercompany interest income (expense)	—	31,065	(31,065)	—	—
Interest income (expense), net	3	(26,068)	125	—	(25,940)

Loss before income taxes	(75,002)	(75,005)	(79,574)	155,007	(74,574)
Income tax provision	—	—	428	—	428

Net loss	$(75,002)	$(75,005)	$(80,002)	$155,007	$(75,002)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2003
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net loss	$(13,068)	$(13,068)	$(33,214)	$46,282	$(13,068)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	15,023	—	15,023
Non-cash rent expense	—	—	1,233	—	1,233
Non-cash interest expense on compounding notes	—	621	—	—	621
Amortization of debt issuance costs and non-cash interest expense	—	1,079	—	—	1,079
Non-cash restructuring charge	—	—	(1,501)	—	(1,501)
Equity in loss from subsidiaries	13,068	33,214	—	(46,282)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	5,315	—	5,315
Inventories	—	—	(19)	—	(19)
Accounts payable and accrued expenses	—	701	(6,180)	—	(5,479)
Unexpired subscriptions and deferred revenue, net	—	—	(3,425)	—	(3,425)
Due to (from) affiliates	—	(38,847)	38,847	—	—
Prepaid expenses and other, net	—	633	1,840	—	2,473

Net cash provided (used) by operating activities	—	(15,667)	17,919	—	2,252

Cash flows from investing activities:
Capital expenditures	—	—	(1,644)	—	(1,644)

Net cash used by investing activities	—	—	(1,644)		(1,644)

Cash flows from financing activities:
Proceeds from collection of intercompany notes receivable	—	8,150	—	(8,150)	—
Repayment of intercompany notes payable	—	—	(8,150)	8,150	—

Net cash provided (used) by investing activities	—	8,150	(8,150)	—	—

Net increase (decrease) in cash and cash equivalents	—	(7,517)	8,125	—	608
Cash and cash equivalents at beginning of period	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of period	$1	$20,750	$21,147	$—	$41,898

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net loss	$(75,002)	$(75,005)	$(80,002)	$155,007	$(75,002)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	19,901	—	19,901
Non-cash rent expense	—	—	1,175	—	1,175
Amortization of debt issuance costs	—	1,205	—	—	1,205
Non-cash restructuring charge	—	—	2,674	—	2,674
Write-down of intangible assets	—	—	14,108	—	14,108
Equity in loss from subsidiaries	75,005	80,002	—	(155,007)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	13,475	—	13,475
Inventories	—	—	(321)	—	(321)
Accounts payable and accrued expenses	—	(182)	(16,431)	—	(16,613)
Unexpired subscriptions and deferred revenue, net	—	—	(2,469)	—	(2,469)
Due to (from) affiliate	—	4,973	(4,973)	—	—
Prepaid expenses and other, net	—	162	1,826	—	1,988

Net cash provided (used) by operating activities	3	11,155	(51,037)	—	(39,879)

Cash flows from investing activities:
Capital expenditures	—	—	(1,352)	—	(1,352)
Investments in subsidiaries	(14,100)	(56,187)	—	70,287	—

Net cash used by investing activities	(14,100)	(56,187)	(1,352)	70,287	(1,352)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	14,100	—	—	—	14,100
Proceeds from capital contributions	—	14,100	56,187	(70,287)	—
Proceeds from borrowings under senior credit facilities	—	21,000	—	—	21,000
Repayment of borrowings under senior credit facilities	—	(3,508)	—	—	(3,508)
Proceeds from collection of intercompany notes receivable	—	6,900	—	(6,900)	—
Repayment of intercompany notes payable	—	—	(6,900)	6,900	—
Debt issuance costs	—	(1,039)	—	—	(1,039)

Net cash provided by financing activities	14,100	37,453	49,287	(70,287)	30,553

Net increase (decrease) in cash and cash equivalents	3	(7,579)	(3,102)	—	(10,678)
Cash and cash equivalents at beginning of period	401	16,453	3,102	—	19,956

Cash and cash equivalents at end of period	$404	$8,874	$—	$—	$9,278

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

Restricted and Unrestricted Subsidiaries Financial Data

Ziff Davis Media is the borrower, and Ziff Davis Holdings’ and Ziff Davis Media’s consolidated subsidiaries are all guarantors under the Company’s debt agreements on a full, unconditional, joint and several basis. The Company is required to exclude the results of operations of the Unrestricted Subsidiaries and separately report the combining financial statements of the Restricted and Unrestricted Subsidiaries, as defined in these agreements. Reflected below are combining balance sheets and statements of operations for the Company detailing the Restricted and Unrestricted Subsidiaries.

	At June 30, 2003
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$1	$41,897	$—	$—	$41,898
Accounts receivable, net	—	21,086	4,195	—	25,281
Inventories	—	353	—	—	353
Prepaid expenses and other current assets	—	5,601	254	—	5,855
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	1	76,887	(3,501)	—	73,387
Property and equipment, net	—	17,428	1,098	—	18,526
Investments in subsidiaries, cost method	564,131	159,297	—	(723,428)	—
Intangible assets, net	—	229,613	—	—	229,613
Goodwill, net	—	38,340	—	—	38,340
Other assets, net	—	14,328	—	—	14,328

Total assets	$564,132	$535,893	$(2,403)	$(723,428)	$374,194

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$9,682	$495	$—	$10,177
Accrued expenses and other current liabilities	—	30,814	1,839	—	32,653
Unexpired subscriptions, net	—	30,670	142	—	30,812

Total current liabilities	—	71,166	2,476	—	73,642
Long-term debt	—	307,381	—	—	307,381
Accrued interest—compounding notes	—	95,415	—	—	95,415
Accrued expenses—long-term	—	20,422	—	—	20,422
Other non-current liabilities	—	12,955	—	—	12,955

Total liabilities	—	507,339	2,476	—	509,815

Redeemable preferred stock	705,318	—	—	—	705,318

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,423	—	28	(28)	17,423
Stock subscription loans	(94)	—	—	—	(94)
Additional paid-in capital	8,468	564,131	158,035	(722,166)	8,468
Accumulated deficit	(166,983)	(534,864)	(164,176)	—	(866,023)
Accumulated other comprehensive loss	—	(713)	—	—	(713)

Total stockholders’ equity (deficit)	(141,186)	28,554	(4,879)	(723,428)	(840,939)

Total liabilities and stockholders’ equity (deficit)	$564,132	$535,893	$(2,403)	$(723,428)	$374,194

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	At December 31, 2002
	Ziff Davis Holdings Inc.(1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$1	$41,287	$2	$—	$41,290
Accounts receivable, net	—	26,645	3,951	—	30,596
Inventories	—	334	—	—	334
Prepaid expenses and other current assets	—	6,811	654	—	7,465
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	1	83,027	(3,343)	—	79,685
Property and equipment, net	—	20,604	2,877	—	23,481
Investments in subsidiaries, cost method	564,131	154,221	—	(718,352)	—
Intangible assets, net	—	238,036	—	—	238,036
Goodwill, net	—	38,340	—	—	38,340
Other assets, net	—	14,870	—	—	14,870

Total assets	$564,132	$549,098	$(466)	$(718,352)	$394,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$10,266	$1,200	$—	$11,466
Accrued expenses and other current liabilities	—	32,985	2,296	—	35,281
Unexpired subscriptions, net	—	34,176	61	—	34,237

Total current liabilities	—	77,427	3,557	—	80,984
Long-term debt	—	301,266	—	—	301,266
Accrued interest—compounding notes	—	100,909	—	—	100,909
Accrued expenses—long-term	—	23,196	—	—	23,196
Other non-current liabilities	—	11,243	—	—	11,243

Total liabilities	—	514,041	3,557	—	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholder’s equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	564,131	152,959	(717,090)	8,468
Accumulated deficit	(135,242)	(527,728)	(158,244)	—	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholder’s equity (deficit)	(109,445)	35,057	(4,023)	(718,352)	(796,763)

Total liabilities and stockholder’s equity (deficit)	$564,132	$549,098	$(466)	$(718,352)	$394,412

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended June 30, 2003
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Total

Revenue, net	$—	$39,205	$7,911	$47,116

Operating expenses:
Cost of production	—	13,673	658	14,331
Selling, general and administrative expenses	—	15,433	8,333	23,766
Depreciation and amortization of property and equipment	—	2,424	1,275	3,699
Amortization of intangible assets	—	4,211	—	4,211
Restructuring charges, net	—	(1,501)	—	(1,501)

Total operating expenses	—	34,240	10,266	44,506

Income (loss) from operations	—	4,965	(2,355)	2,610
Gain on sale of subsidiary	—	—	—	—
Interest expense, net	—	(4,846)	—	(4,846)

Income (loss) before income taxes	—	119	(2,355)	(2,236)
Income tax provision	—	106	—	106

Net income (loss)	$—	$13	$(2,355)	$(2,342)

	Three Months Ended June 30, 2002
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Total

Revenue, net	$—	$47,554	$9,240	$56,794

Operating expenses:
Cost of production	—	18,529	1,495	20,024
Selling, general and administrative expenses	—	22,801	14,509	37,310
Depreciation and amortization of property and equipment	—	3,562	988	4,550
Amortization of intangible assets	—	4,796	—	4,796
Restructuring charges, net	—	7,440	965	8,405
Write-down of intangible assets	—	14,030	78	14,108

Total operating expenses	—	71,158	18,035	89,193

Loss from operations	—	(23,604)	(8,795)	(32,399)
Interest income (expense), net	3	(13,108)	—	(13,105)

Income (loss) before income taxes	3	(36,712)	(8,795)	(45,504)
Income tax provision	—	188	24	212

Net income (loss)	$3	$(36,900)	$(8,819)	$(45,716)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2003
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Total

Revenue, net	$—	$75,333	$13,874	$89,207

Operating expenses:
Cost of production	—	28,215	1,322	29,537
Selling, general and administrative expenses	—	32,340	16,728	49,068
Depreciation and amortization of property and equipment	—	4,779	1,821	6,600
Amortization of intangible assets	—	8,423	—	8,423
Restructuring charges, net	—	(1,501)	—	(1,501)

Total operating expenses	—	72,256	19,871	92,127

Income (loss) from operations	—	3,077	(5,997)	(2,920)
Gain on sale of subsidiary	—	—	65	65
Interest expense, net	—	(9,857)	—	(9,857)

Loss before income taxes	—	(6,780)	(5,932)	(12,712)
Income tax provision	—	356	—	356

Net loss	$—	$(7,136)	$(5,932)	$(13,068)

	Six Months Ended June 30, 2002
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Total

Revenue, net	$—	$95,959	$14,984	$110,943

Operating expenses:
Cost of production	—	38,045	3,019	41,064
Selling, general and administrative expenses	—	46,556	29,543	76,099
Depreciation and amortization of property and equipment	—	8,312	1,980	10,292
Amortization of intangible assets	—	9,609	—	9,609
Restructuring charges, net	—	7,440	965	8,405
Write-down of intangible assets	—	14,030	78	14,108

Total operating expenses	—	123,992	35,585	159,577

Loss from operations	—	(28,033)	(20,601)	(48,634)
Interest income (expense), net	3	(25,943)	—	(25,940)

Income (loss) before income taxes	3	(53,976)	(20,601)	(74,574)
Income tax provision	—	389	39	428

Net income (loss)	$3	$(54,365)	$(20,640)	$(75,002)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

NOTE 8 — SEGMENT INFORMATION

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

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which segregates its business by media platforms and product lines. The Company’s reportable segments are:

•	Established Businesses—established publications targeted to customers in the technology and electronic video game markets. This segment is comprised of the Restricted Subsidiaries and includes Ziff Davis Holdings, the parent company.

•	Developing Businesses—recently launched publications, Internet properties and business services for emerging product categories also targeted to the technology and electronic video game markets. This segment is comprised of the Unrestricted Subsidiaries.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 8 — SEGMENT INFORMATION — (continued)

The Company evaluates the performance of its segments and allocates resources to them based on income before interest expense, provision for income taxes, depreciation and amortization expense and non-recurring charges (“EBITDA”). Any inter-segment revenues included in segment data are not material.

The following table presents information about the reported segments for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue, net:
Established Businesses	$39,205	$47,554	$75,333	$95,959
Developing Businesses	7,911	9,240	13,874	14,984

Total	$47,116	$56,794	$89,207	$110,943

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
EBITDA:
Established Businesses	$10,099	$1,458	$14,778	$6,592
Developing Businesses	(1,080)	(7,729)	(4,176)	(18,543)

Total	$9,019	$(6,271)	$10,602	$(11,951)

	June 30,	December 31,
	2003	2002
Total assets:
Established Businesses	$376,597	$394,878
Developing Businesses	(2,403)	(466)

Total	$374,194	$394,412

It should be noted that the Company excludes only non-cash non-recurring charges from EBITDA as presented in this report. EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company believes EBITDA may be commonly used by certain investors and analysts to analyze a company’s ability to service debt. EBITDA (subject to certain adjustments) is also a component of the Company’s debt compliance calculations. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most directly comparable financial measure under GAAP to EBITDA is Income (loss) from operations. Reconciliations between EBITDA and Income (loss) from operations are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Reconciliation of segment EBITDA to consolidated loss before income taxes:
Total segment EBITDA	$9,019	$(6,271)	$10,602	$(11,951)
Depreciation and amortization	7,910	9,346	15,023	19,901
Restructuring charges—non-cash	(1,501)	2,674	(1,501)	2,674
Write-down of intangible assets	—	14,108	—	14,108

Income (loss) from operations	$2,610	$(32,399)	$(2,920)	$(48,634)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, as well as the unaudited condensed consolidated financial statements included herein. Historical results and percentage relationships set forth in these unaudited condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

Overview

We are a special interest media company focused on the technology and electronic video game markets. We publish and license magazines, provide editorial content about technology, electronic video games and the Internet, both in print and online, and produce seminars and webcasts. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc., an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

Our operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes the publishing assets that were acquired when we were formed in April 2000 and are collectively referred to and defined under our Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries”. This segment is engaged in publishing and licensing magazines and providing editorial content about technology, electronic video games and the Internet. This segment also licenses its content and brands to 20 licensees in over 70 countries worldwide.

The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under our Senior Credit Facility as “Unrestricted Subsidiaries”. This segment is focused on developing (1) new businesses, including two new publications, Baseline and CIO Insight, and (2) Internet-related properties leveraging our editorial content, expertise and relationships with our audience and advertisers in our Established Businesses segment. Where appropriate in our discussion below, we have separately identified amounts associated with the Restricted Subsidiaries and the Unrestricted Subsidiaries when comparing amounts to prior year periods. For further segment information, see Note 8 to our unaudited condensed consolidated financial statements included herein.

Ziff Davis Holdings’ financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002, and as of December 31, 2002, are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries. Ziff Davis Holdings’ financial statements as of June 30, 2003 and 2002 and for the three and six month periods then ended are unaudited.

Technology Sector and Economic Trends

Our revenue and profitability are influenced by a number of external factors including: the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which sellers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among computer technology marketers including print publishers and providers of other technology information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry, including pricing pressures and temporary surpluses of inventory.

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

Results of Operations — Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue

Revenue was $47.1 million for the three months ended June 30, 2003 compared to $56.8 million in the comparable prior period, a decrease of $9.7 million or 17.1%.

Revenue from the Restricted Subsidiaries was $39.2 million for the three months ended June 30, 2003, a decrease of $8.4 million or 17.7% compared to $47.6 million in the same period last year. The publications discontinued in 2002 within the Restricted Subsidiaries (Yahoo! Internet Life and Ziff Davis SMART BUSINESS) accounted for $5.1 million of total revenue in the three months ended June 30, 2002. Excluding the discontinued publications for the three months ended June 30, 2002, revenue decreased $3.3 million or 7.8%, compared to $42.5 million in the same period last year. Advertising revenue decreased $3.5 million due primarily to continued softness in the business-to-business enterprise technology advertising market and related pricing pressure. As a result, total advertising pages were down 4.1% and average price or yield per page also declined. The offsetting $0.2 million increase in revenue was primarily attributable to other revenue increases for list rental, international licensing royalties, reprints and inserts, partially offset by lower circulation revenue caused by reduced newsstand sales.

Revenue from the Unrestricted Subsidiaries was $7.9 million for the three months ended June 30, 2003, a decrease of $1.3 million or 14.1% compared to $9.2 million in the same period last year. The publication and business sold in 2002 (The Net Economy and eTESTING LABS, Inc.) accounted for $3.1 million of the total revenue in the three months ended June 30, 2002. Excluding the sold publication and business for the three months ended June 30, 2002, revenue increased $1.8 million or 29.5%, compared to $6.1 million in the same period last year. The increase primarily relates to increased advertising revenue for our Internet operations and Baseline, which reflect increasing advertiser acceptance of these developing media properties. Revenue from our Internet operations increased $1.5 million or 55.1% for the second quarter of 2003 versus the prior year due to a number of positive factors including significantly increased consumer traffic, page views and new advertisers. Total paid advertising pages for Baseline and CIO Insight increased by 25 pages or 9.6% for the second quarter ended June 30, 2003 compared to the prior year period. The increase occurred despite a change in the publishing calendar of CIO Insight, which published one fewer issue for the quarter ended June 30, 2003 compared to the prior year period. CIO Insight will still publish 13 issues in 2003 by distributing one extra issue in the fourth quarter of 2003 versus 2002.

Cost of production

Cost of production was $14.3 million for the three months ended June 30, 2003 compared to $20.0 million for the comparable prior year period, a $5.7 million or 28.5% decrease.

Cost of production related to the Restricted Subsidiaries was $13.7 million for the three months ended June 30, 2003, compared to $18.5 million for the comparable prior year period. The discontinued publications accounted for $2.8 million of our cost of production expense for the three months ended June 30, 2002. Excluding the discontinued publications for the three months ended June 30, 2002, cost of production decreased 12.7% or $2.0 million, from $15.7 million to $13.7 million. The decrease primarily relates to lower manufacturing, paper and distribution costs as a result of a reduction in both the total number of magazine copies produced and the total number of advertising and editorial pages printed in the business-to-business technology publishing area, as well as savings achieved through implementation of a number of new production and distribution initiatives across all of our publications. These overall savings occurred despite the impact of the 9.9% U.S. Postal Service rate increase, which went into effect July 1, 2002. As a result, cost of production for continuing businesses in the Restricted Subsidiaries as a percentage of revenue decreased from 36.9% to 35.0% for the three months ended June 30, 2002 and 2003, respectively. This decrease is primarily attributable to the cost savings noted above which allowed our cost of production expense decrease to exceed current quarter revenue decline.

Cost of production related to the Unrestricted Subsidiaries was $0.7 million for the three months ended June 30, 2003 compared to $1.5 million for the comparable prior year period. Excluding the discontinued publication for the three months ended June 30, 2002, cost of production decreased 41.7% or $0.5 million from $1.2 million for the three months ended June 30, 2002. As a result, cost of production for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 19.7% to 8.9% for the three months ended June 30, 2002 and 2003, respectively. The decrease relates primarily to lower manufacturing and paper costs as a result of publishing one fewer issue of CIO Insight for the three months ended June 30, 2003 versus 2002, combined with the effects of significantly reduced Internet infrastructure and operating costs resulting from our ongoing cost management initiatives.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 were $23.8 million compared to $37.3 million for the comparable prior year period, a $13.5 million, or 36.2% decrease.

Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $7.4 million or 32.5% from $22.8 million to $15.4 million for the three months ended June 30, 2002 and 2003, respectively. Excluding $5.4 million of expenses related to discontinued publications for the three months ended June 30, 2002, selling, general and administrative expenses decreased $2.0 million or 11.5% from $17.4 million to $15.4 million. The decrease is primarily due to lower workforce, facilities and other cost savings achieved as a result of cost management initiatives implemented in prior quarters and a change in the timing of certain business-to-business subscriber marketing programs that occurred in the three months ended June 30, 2002 but this year occurred in the three months ended March 31, 2003. As a result, selling, general and administrative expenses for continuing businesses in the Restricted Subsidiaries as a percentage of revenue decreased from 40.9% for the three months ended June 30, 2002 to 39.3% for the three months ended June 30, 2003. This decrease is primarily due to the realization of cost reductions which allowed us to exceed current quarter revenue decline.

Selling, general and administrative expenses related to the Unrestricted Subsidiaries decreased $6.2 million or 42.8% from $14.5 million to $8.3 million for the three months ended June 30, 2002 and 2003, respectively. Excluding $4.0 million of expenses related to discontinued publications and businesses for the three months ended June 30, 2002, selling, general and administrative expenses decreased $2.2 million or 21.0% from $10.5 million. The decrease is due to a reduction of Internet editorial costs and a shift in the timing of subscriber marketing programs for Baseline which occurred in the three months ended June 30, 2002 but this year occurred in the three months ended March 31, 2003. In addition, all other selling, general and administrative costs were generally lower in the three months ended June 30, 2003 due to the impact of cost management initiatives implemented in prior quarters. As a result, selling, general and administrative expenses for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 172.1% for the three months ended June 30, 2002 to 105.1% for the three months ended June 30, 2003.

Depreciation and amortization expense

Depreciation and amortization expenses were $7.9 million and $9.3 million for the three months ended June 30, 2003 and 2002, respectively. The decrease is primarily attributable to the decrease in assets being depreciated or amortized as a result of our 2001 and 2002 cost reduction program during which we wrote-down a net book value of $36.5 million of definite-lived intangible assets and $6.0 million of fixed assets related to closed titles and businesses for the year ended December 31, 2002.

Restructuring charges, net

During the three months ended June 30, 2003, we recognized a credit of $1.5 million to restructuring charges expense relating to the reversal of a portion of the prior years’ accruals, specifically for legal fees and severance amounts where 2003 payments were lower than the amounts originally estimated. As of June 30, 2003, there was $31.4 million of accrued restructuring charges included on our balance sheet in Accrued expenses and other current liabilities and Accrued expenses—long term. The remaining accrued expenditures primarily related to facilities consolidation expenses and employee severance costs.

Interest expense, net

Interest expense was $4.8 million for the three months ended June 30, 2003 compared to $13.1 million for the three months ended June 30, 2002. Interest expense for the quarter ended June 30, 2003 included the following non-cash items (i) $0.6 million related to long-term real estate leases recorded in prior periods at their net present value (ii) $0.5 million of amortization of debt issuance costs and (iii) $0.3 million of net interest expense related to the Compounding Notes. Our weighted average debt outstanding was approximately $306.3 million and $448.5 million, and our weighted average interest rate was 9.04% and 10.87%, for the three months ended June 30, 2003 and 2002, respectively. Interest rates in 2002 included a 2.0% default rate due to our October 2001 event of default under our Senior Credit Facility. As a result of our financial restructuring completed in August 2002, our interest expense related to our existing debt agreements is lower due to lower debt levels, the elimination of the default interest rates and the Company’s interest rates being set on the basis of LIBOR.

Income taxes

The income tax provision of $0.1 million for the three months ended June 30, 2003 and $0.2 million for the three months June 30, 2002 represent effective rates of (4.7)% and (0.5)%, respectively. The negative effective rate for the three months ended June 30, 2003 results from our provision for certain minimum state and local taxes despite the Company estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

Net loss of $2.3 million for the three months ended June 30, 2003 represents an improvement of $43.4 million compared to net loss of $45.7 million for the three months ended June 30, 2002. The improvement is primarily due to the impact of our 2002 cost reduction and financial restructuring program, the development and growth of our Unrestricted Subsidiaries businesses and our ongoing cost management initiatives.

Results of Operations — Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue

Revenue was $89.2 million for the six months ended June 30, 2003 compared to $110.9 million in the comparable prior period, a decrease of $21.7 million or 19.6%.

Revenue from the Restricted Subsidiaries was $75.3 million for the six months ended June 30, 2003, a decrease of $20.7 million or 21.6% compared to $96.0 million in the same period last year. The publications discontinued in 2002 within the Restricted Subsidiaries (Yahoo! Internet Life and Ziff Davis SMART BUSINESS) accounted for $12.1 million of total revenue in the six months ended June 30, 2002. Excluding the discontinued publications for the six months ended June 30, 2002, revenue decreased $8.6 million or 10.3%, compared to $83.9 million in the same period last year. The $8.6 million decrease was primarily due to continued softness in the business-to-business enterprise technology advertising market and related pricing pressure there coupled with a change in the publishing calendar of PC Magazine, which published one fewer issue for the six months ended June 30, 2003 compared to the same prior year period. As a result, advertising revenue declined $8.4 million, primarily from an 8.1% decrease in total paid advertising pages and related pricing pressure for the continuing businesses in the Restricted Subsidiaries for the six months ended June 30, 2003. The additional $0.2 million decline in total revenue was primarily attributable to lower circulation revenue due to lower newsstand sales, partially offset by other revenue increases for list rental, international licensing royalties, reprints and inserts.

Revenue from the Unrestricted Subsidiaries was $13.9 million for the six months ended June 30, 2003, a decrease of $1.1 million or 7.3% compared to $15.0 million in the same period last year. The publication and business sold in 2002 (The Net Economy and eTESTING LABS, Inc.) accounted for $5.7 million of the total revenue in the six months ended June 30, 2002. Excluding the sold publication and business for the six months ended June 30, 2002, revenue increased $4.6 million or 49.5%, compared to $9.3 million in the same period last year. The increase primarily relates to increased advertising revenue for our Internet operations, Baseline and CIO Insight. In addition, Baseline increased its publication frequency in the six months ended June 30, 2003 by one issue. As a result, total paid advertising pages for the Unrestricted Subsidiaries segments increased by 32.7% for the six months ended June 30, 2003. The increase occurred despite a change in the publishing calendar of CIO Insight, which published one fewer issue for the six months ended June 30, 2003 compared to the prior year period. CIO Insight will still publish 13 issues in 2003 by distributing one extra issue in the fourth quarter of 2003 versus 2002.

Cost of production

Cost of production was $29.5 million for the six months ended June 30, 2003 compared to $41.1 million for the comparable prior year period, an $11.6 million or 28.2% decrease.

Cost of production related to the Restricted Subsidiaries was $28.2 million for the six months ended June 30, 2003 compared to $38.0 million for the comparable prior year period. Discontinued publications accounted for $6.3 million of our cost of production expense for the six months ended June 30, 2002. Excluding the discontinued publications for the six months ended June 30, 2002, cost of production decreased 11.0% or $3.5 million, from $31.7 million to $28.2 million. The decrease primarily relates to lower manufacturing, paper and distribution costs as a result of publishing one fewer issue of PC Magazine for the first six months of 2003 and a reduction in both the total number of magazine copies produced and the total number of advertising and editorial pages printed in the business-to-business technology publishing area, as well as savings achieved through implementation of a number of new production and distribution initiatives across all of our publications. These overall savings occurred despite the impact of the 9.9% U.S. Postal Service increase, which went into effect July 1, 2002. As a result, cost of production for continuing businesses in the Restricted Subsidiaries as a percentage of revenue decreased from 37.8% to 37.5% for the six months ended June 30, 2002 and 2003, respectively. This decrease is primarily attributable to the cost savings noted above which allowed our cost of production expense decrease to exceed year-to-date revenue decline.

Cost of production related to the Unrestricted Subsidiaries was $1.3 million for the six months ended June 30, 2003 compared to $3.0 million for the comparable prior year period. Excluding the discontinued publication for the six months ended June 30, 2002, cost of production decreased 48.0% or $1.2 million from $2.5 million for the six months ended June 30, 2003. The decrease relates primarily to lower manufacturing and distribution costs as a result of publishing one fewer issue of CIO Insight for the six months ended June 30, 2003 versus 2002, combined with the effects of significantly reduced Internet infrastructure and operating costs resulting from our ongoing cost management initiatives. As a result, cost of production for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 26.9% to 9.4% for the six months ended June 30, 2000 and 2003, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2003 were $49.1 million compared to $76.1 million for the comparable prior year period, a $27.0 million or 35.5% decrease.

Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $14.3 million or 30.7% from $46.6 million in 2002 to $32.3 million in 2003. Excluding $11.7 million of expenses related to discontinued publications and businesses for the six months ended June 30, 2002, selling, general and administrative expenses decreased $2.6 million or 7.5% from $34.9 million in 2002 to $32.3 million in 2003. The decrease was primarily due to the impact of cost management initiatives implemented in prior quarters, partially offset by higher subscriber marketing program costs. As a result, selling, general and administrative expenses for continuing businesses in the Restricted Subsidiaries as a percentage of revenue increased from 41.6% for the six months ended June 30, 2002 to 42.9% for the six months ended June 30, 2003. This increase is primarily due to the decline in revenue noted above.

Selling, general and administrative expenses related to the Unrestricted Subsidiaries decreased $12.8 million or 43.4% from $29.5 million to $16.7 million for the six months ended June 30, 2002 and 2003, respectively. Excluding $9.1 million of expenses related to discontinued publications and businesses for the six months ended June 30, 2002, selling, general and administrative expenses decreased $3.7 million or 18.1% from $20.4 million. The decrease was primarily due to the impact of cost management initiatives implemented in prior quarters. As a result, selling, general and administrative expenses for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 219.4% to 120.1% for the six months ended June 30, 2002 and 2003, respectively.

Depreciation and amortization expense

Depreciation and amortization expenses were $15.0 million and $19.9 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily attributable to the decrease in assets being depreciated or amortized as a result of our 2001 and 2002 cost reduction program during which we wrote-down a net book value of $36.5 million of definite-lived intangible assets and $6.0 million of fixed assets related to closed titles and businesses for the year ended December 31, 2002.

Restructuring charges, net

During the six months ended June 30, 2003, we recognized a credit of $1.5 million to restructuring charges expense relating to the reversal of a portion of the prior years’ accruals, specifically for legal fees and severance amounts where 2003 payments were lower than the amounts originally estimated. As of June 30, 2003, there was $31.4 million of accrued restructuring charges included on our balance sheet in Accrued expenses and other current liabilities and Accrued expenses – long term. The remaining accrued expenditures primarily related to facilities consolidation expenses and employee severance costs.

Interest expense, net

Interest expense was $9.9 million for the six months ended June 30, 2003 compared to $25.9 million for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 included the following non-cash items (i) $1.2 million related to long-term real estate leases recorded in prior periods at their net present value (ii) $1.1 million of amortization of debt issuance costs and (iii) $0.6 million of net interest expense related to the Compounding Notes. Our weighted average debt outstanding was approximately $304.8 million and $448.5 million, and our weighted average interest rate was 8.99% and 10.87%, for the six months ended June 30, 2003 and 2002, respectively. Interest rates in 2002 included a 2.0% default rate due to our October 2001 event of default under our Senior Credit Facility. As a result of our financial restructuring completed in August 2002, our interest expense related to our existing debt agreements is lower due to lower debt levels, the elimination of the default interest rates and the Company’s interest rate being set on the basis of LIBOR.

Income taxes

The income tax provision of $0.4 million for the six months ended June 30, 2003 and $0.4 million for the six months ended June 30, 2002 represent effective rates of (2.8)% and (0.6)%, respectively. The negative effective rate for the six months ended June 30, 2003 results from our provision for certain minimum state and local taxes despite the Company estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

Net loss of $13.1 million for the six months ended June 30, 2003 represents an improvement of $61.9 million compared to net loss of $75.0 million for the six months ended June 30, 2002. The improvement is primarily due to the impact of our 2002 cost reduction and financial restructuring program, the development and growth of our Unrestricted Subsidiaries businesses and ongoing cost management initiatives.

Liquidity and Capital Resources

Total cash at June 30, 2003 was $41.9 million. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses segment and are generally comprised of businesses that were acquired from ZDI in April 2000. The Senior Credit Facility and indentures governing the 12% Notes and Compounding Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries. At June 30, 2003, $22.4 million of our cash balance is available to fund the Unrestricted Subsidiaries.

As of June 30, 2003, we were in compliance with all of our debt covenants. Total indebtedness at June 30, 2003 was $307.4 million and consisted of $185.9 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $12.3 million under the 12% Notes and $101.0 million under the Compounding Notes.

At June 30, 2003, borrowings under the Senior Credit Facility bore interest rates ranging from 5.54% to 6.18% and no additional borrowings were available under the revolving portion of such facility.

The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. Through August 13, 2006, interest may be paid, at our option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the six months ended June 30, 2003, we compounded interest in the amount of $6.1 million. The compounded interest accounts for the increase in long-term debt from $301.3 million at December 31, 2002 to $307.4 million at June 30, 2003.

We believe that our cash on hand, coupled with future cash generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs for the foreseeable future.

Sources and Uses of Cash — Six Months Ended June 30, 2003 and 2002

Details of changes in cash and cash equivalents during the six months ended June 30, 2003 and 2002 are discussed below.

Operating Activities.    Cash provided by operating activities was $2.3 million for the six months ended June 30, 2003 compared to $39.9 million used by operating activities for the six months ended June 30, 2002, representing decreased cash usage of $42.2 million. The decrease in cash used was primarily attributable to improved operating results and lower cash interest payments. During the six months ended June 30, 2003 and 2002, we made $7.3 million and $26.4 million in cash interest payments. Additionally, we paid $6.4 million and $9.4 million for the six months ended June 30, 2003 and 2002, respectively, related to the accrued costs of our 2001 and 2002 cost reduction and restructuring programs. These payments were primarily related to real estate leases for vacant space and employee severance costs. We anticipate making further restructuring related payments in 2003 of approximately $7.0 million, with the remainder of the accrued restructuring balance being paid through 2019, due to the long-term nature of the related real estate agreements.

Investing Activities.    Cash used by investing activities was $1.6 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively, and represented capital expenditures in both periods.

Financing Activities.    There was no cash provided or used by financing activities for the six months ended June 30, 2003. Cash provided by financing activities for the six months ended June 30, 2002 was $30.6 million. This primarily related to $14.1 million in proceeds from the sale of preferred stock and $21.0 million in borrowings under our Senior Credit Facility, partially offset by $3.5 million in repayments of outstanding principal under our Senior Credit Facility and $1.0 million in debt issuance costs.

Cyclicality

Revenue from print advertising accounted for approximately 60.4% and 59.6% of our total revenue for the three and six months ended June 30, 2003, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

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

Effect of Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contractors. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no material impact on our financial statements.

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

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact to the Company of adopting this statement.

Forward-Looking Statements and Risk Factors

All statements in this Form 10-Q that are not statements of historical fact are “forward-looking statements”, as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include: projections of earnings, revenue, financing needs or other financial items; statements of the plans and objectives of management for future operations; statements concerning proposed new products and services; and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “expects”, “should”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “should”, “potential” or “continue”, and any other words of similar meaning.

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

Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth; future paper, postage, printing or other expenses; future operating margins; anticipated capital spending; our ability to obtain funding; and other future or expected performance are subject to risk factors. For additional information about certain risks concerning our business, see our Annual Report on Form 10-K and specifically the headings “Certain Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the Senior Credit Facility, we entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The effect of this swap agreement, coupled with the fixed interest rate on the 12% Notes and the Compounding Notes, results in $138.3 million, or 45.0%, of our funded debt being effectively set at a fixed rate of interest as of June 30, 2003. Accordingly, a 1.00% fluctuation in interest rates would cause a $1.7 million fluctuation in interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. In 2001 and 2002, paper prices declined significantly and remain unchanged for 2003. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases.

Postage rates increased 9.9% in July 2002. Management considers announced postage rate increases in our pricing policies but there can be no assurance we will recover the added costs incurred.

ITEM 4.    CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of June 30, 2003 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

b)	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

None.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification for Bart W. Catalane pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Bart W. Catalane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/S/ BART W. CATALANE
Bart W. Catalane CHIEF OPERATING OFFICER AND CHIEF FINANCIAL OFFICER

Date: August 14, 2003