Form 10-Q
period 2003-09-30
ZIFF DAVIS HOLDINGS INC
filed 2003-11-14
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of November 14, 2003, 2,312,928 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$44,757	$41,290
Accounts receivable, net	30,465	30,596
Inventories	381	334
Prepaid expenses and other current assets	7,781	7,465

Total current assets	83,384	79,685
Property and equipment, net	17,006	23,481
Intangible assets, net	223,886	238,036
Goodwill, net	38,340	38,340
Other assets, net	13,530	14,870

Total assets	$376,146	$394,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,267	$11,466
Accrued expenses and other current liabilities	28,512	35,281
Current portion of long-term debt	4,483	—
Unexpired subscriptions, net	35,133	34,237

Total current liabilities	81,395	80,984
Long-term debt	306,142	301,266
Accrued interest — compounding notes	92,522	100,909
Accrued expenses — long-term	19,676	23,196
Other non-current liabilities	12,895	11,243

Total liabilities	512,630	517,598

Redeemable preferred stock	722,195	673,577

Stockholders’ equity (deficit):
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,323,575 and 2,334,748 shares issued and outstanding, respectively	17,359	17,901
Stock subscription loans	(30)	(572)
Additional paid-in capital	8,468	8,468
Accumulated deficit	(884,105)	(821,214)
Accumulated other comprehensive loss	(371)	(1,346)

Total stockholders’ equity (deficit)	(858,679)	(796,763)

Total liabilities and stockholders’ equity (deficit)	$376,146	$394,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue, net	$45,209	$41,795	$134,416	$152,738

Operating expenses:
Cost of production	14,275	15,829	43,812	56,893
Selling, general and administrative expenses	24,320	24,793	73,388	100,892
Depreciation and amortization of property and equipment	2,075	4,377	8,675	14,669
Amortization of intangible assets	3,342	4,655	11,765	14,264
Restructuring charges, net	—	13,431	(1,501)	21,836
Write-down of intangible assets	—	—	—	14,108

Total operating expenses	44,012	63,085	136,139	222,662

Income (loss) from operations	1,197	(21,290)	(1,723)	(69,924)
Gain on sale of assets, net	2,544	684	2,609	684
Interest expense, net	(4,954)	(8,411)	(14,811)	(34,351)

Loss before income taxes	(1,213)	(29,017)	(13,925)	(103,591)
Income tax provision (benefit)	(8)	50	348	478

Net loss	$(1,205)	$(29,067)	$(14,273)	$(104,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(14,273)	$(104,069)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	20,440	28,933
Non-cash rent expense	1,439	1,763
Amortization of accrued interest on compounding notes, net	972	160
Amortization of debt issuance costs	1,619	1,810
Gain on sale of assets	(2,609)	(684)
Non-cash restructuring charges	(1,501)	4,736
Write-down of intangible assets	—	14,108
Changes in operating assets and liabilities:
Accounts receivable	131	11,182
Inventories	(47)	(69)
Accounts payable and accrued expenses	(7,132)	(19,381)
Unexpired subscriptions and deferred revenue, net	896	1,806
Prepaid expenses and other, net	802	1,633

Net cash provided (used) by operating activities	737	(58,072)

Cash flows from investing activities:
Capital expenditures	(2,199)	(1,876)
Net proceeds from sale of assets	4,929	1,554

Net cash provided (used) by investing activities	2,730	(322)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	77,631
Proceeds from borrowings under senior credit facility	—	21,000
Repayment of borrowings under senior credit facility	—	(6,085)
Cash paid to bondholders in debt restructuring	—	(21,158)
Debt issuance costs	—	(1,039)

Net cash provided by financing activities	—	70,349

Net increase in cash and cash equivalents	3,467	11,955
Cash and cash equivalents at beginning of period	41,290	19,956

Cash and cash equivalents at end of period	$44,757	$31,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(dollars in thousands)

	Common Stock		Stock Subscription Loans	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2002	2,334,748	$17,901	$(572)	$8,468	$(821,214)	$(1,346)	$(796,763)
Cancellation of shareholders loans	(19,717)	(542)	542	—	—	—	—
Dividends payable on redeemable preferred stock	—	—	—	—	(48,618)	—	(48,618)
Changes in fair value of interest rate swap	—	—	—	—	—	975	975	$975
Net loss	—	—	—	—	(14,273)	—	(14,273)	(14,273)

Balance at September 30, 2003	2,315,031	$17,359	$(30)	$8,468	$(884,105)	$(371)	$(858,679)	$(13,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at September 30, 2003 and December 31, 2002 and the results of its consolidated operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 and changes in stockholders’ deficit from December 31, 2002 to September 30, 2003 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Formation of Ziff Davis Holdings Inc.

The Company is a global special interest media company focusing on the technology and electronic videogame markets. The Company is a leading information services provider of all technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries, and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

Operations

The Company’s operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes publishing assets that were acquired when the Company was formed in April 2000 and are collectively referred to and defined under the Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries”. This segment is engaged in publishing and licensing magazines and providing editorial content about technology, electronic videogames and the Internet. This segment also licenses its content and brands to 25 licensees in over 43 countries worldwide.

The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under the Senior Credit Facility as the “Unrestricted Subsidiaries”. This segment is focused on developing (1) new businesses, including two publications, Baseline and CIO Insight, and (2) Internet-related properties leveraging the Company’s editorial content, expertise and relationships with its audience and advertisers in its Established Businesses segment.

For additional information on the Company’s operating segments, see Note 8.

Principles of Consolidation

The financial statements of the Company as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,205)	$(29,067)	$(14,273)	$(104,069)
Stock-based employee compensation income (expense) determined under the fair value basis for all awards, net of related tax effects	(2)	—	(6)	1

Pro forma net loss	$(1,207)	$(29,067)	$(14,279)	$(104,068)

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

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some instances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 15, 2003. The Company believes that under SFAS 150, it is defined as a nonpublic entity and has outstanding preferred stock that is considered mandatorily redeemable. Therefore, effective January 1, 2004, the Company will record the accrued dividends on the mandatorily redeemable preferred stock as interest expense and classify the mandatorily redeemable preferred stock as a long term liability on its Balance Sheet.

Reclassifications

Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 2 — INTANGIBLE ASSETS, NET

During the third quarter ended September 30, 2003, the Company benefited from the sale of a trademark with a gross book value of $2,669 and accumulated depreciation of $284 to an unrelated third-party, which resulted in net proceeds of $4,929 million and a gain on the sale of such assets of $2,544. The net proceeds of the sale were used in October 2003 to reduce amounts outstanding under the Company’s Senior Credit Facility.

As of September 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization, all of which are attributable to the Established Businesses segment, consisted of the following:

	As of September 30, 2003			As of December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Advertising lists	$183,729	$(43,156)	$140,573	$183,729	$(33,672)	$150,057
Trademarks/trade names	14,344	(1,605)	12,739	14,344	(1,062)	13,282
Subscriber lists	11,600	(11,600)	—	11,600	(9,862)	1,738

Total amortized intangible assets	209,673	(56,361)	153,312	209,673	(44,596)	165,077

Unamortized intangible assets:
Trademarks/trade names	78,964	(8,390)	70,574	81,633	(8,674)	72,959
Goodwill	50,489	(12,149)	38,340	50,489	(12,149)	38,340

Total unamortized intangible assets	129,453	(20,539)	108,914	132,122	(20,823)	111,299

Total intangible assets	$339,126	$(76,900)	$262,226	$341,795	$(65,419)	$276,376

NOTE 3 — ACCRUED RESTRUCTURING CHARGES

During 2002 and 2001, the Company implemented a comprehensive cost reduction and restructuring program, which included closing or selling unprofitable operations, consolidating facilities and reducing the Company’s workforce in order to decrease excess operating costs. The Company incurred $48,950 and $37,412 of Restructuring charges, net in its condensed consolidated Statements of Operations for the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

As of September 30, 2003, there was $28,773 of accrued restructuring charges included on the Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses – long term. The remaining accrued expenses primarily related to facilities consolidation expenses and employee severance costs. During the three and nine months ended September 30, 2003, the Company made $3,164 and $9,535 of payments, respectively, primarily related to real estate leases for vacant space. The Company anticipates making further payments in 2003 of approximately $2,500, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements. During the nine months ended September 30, 2003, the Company also recorded an adjustment of $1,501 to Restructuring charges, net relating to the reversal of a portion of the prior years’ accruals, specifically for legal fees and severance amounts where 2003 payments were lower than amounts originally estimated.

The following table summarizes the activity with respect to the accrued restructuring charge balances for the nine months ended September 30, 2003:

	As of December 31, 2002	Payments	Accrued Interest on Net Present Value of Future Lease Payments	Adjustment to Accrual	As of September 30, 2003
Employee severance costs	$3,916	$(1,116)	$—	$(1,050)	$1,750
Facility consolidation and other costs	34,297	(8,419)	1,596	(451)	27,023

Total	$38,213	$(9,535)	$1,596	$(1,501)	$28,773

NOTE 4 — DEBT

As of September 30, 2003, the Company was in compliance with all of its debt covenants, and total indebtedness was $310,625, consisting of the following:

•	$194,116 under the Senior Credit Facility, including $8,200 outstanding under the revolving portion of the Senior Credit Facility,

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 4 — DEBT — (continued)

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$104,229 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”).

At September 30, 2003, no further borrowings were available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 5.38% to 5.88%.

In connection with the Senior Credit Facility, the Company entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25,000 and a maturity date of October 11, 2003. Under this swap agreement, the Company receives a floating rate of interest based on the three-month LIBOR, which resets quarterly, and pays a fixed rate of interest each quarter for the term of the agreement. This swap is accounted for as a cash flow hedge and any change in the fair market value of the swap is recognized as other comprehensive income or loss within Accumulated other comprehensive loss in the Company’s condensed consolidated Balance Sheet and condensed consolidated Statement of Stockholders’ Deficit. The mark-to-market adjustment for the three and nine months ended September 30, 2003 was an unrealized gain of $342 and $975, respectively. The interest rate swap agreement ended on October 11, 2003 and was not renewed.

The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the three and nine months ended September 30, 2003, the Company compounded interest in the amount of $3,244 and $9,359, respectively. The compounded interest accounts for the increase in long-term debt from $301,266 at December 31, 2002 to $310,625 at September 30, 2003.

The issuance of the Compounding Notes is being accounted for in accordance with the provisions of SFAS No. 15 and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The September 30, 2003 balance of $92,522 is included within long-term liabilities in the Company’s condensed consolidated Balance Sheet as Accrued interest—compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three and nine months ended September 30, 2003, the Company amortized $2,893 and $8,387, respectively, against interest expense.

NOTE 5 — REDEEMABLE PREFERRED STOCK

The following table details activity in the redeemable preferred stock account for the nine months ended September 30, 2003:

	Redeemable Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Total
Balance at December 31, 2002	$435,296	$116,317	$5,173	$87,153	$29,638	$673,577
Dividends payable	21,508	9,697	—	15,141	2,272	48,618

Balance at September 30, 2003	$456,804	$126,014	$5,173	$102,294	$31,910	$722,195

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

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION

Guarantor Financial Information

Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that (i) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries, (ii) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media, and (iii) Ziff Davis Holdings has unconditionally guaranteed the 12% Notes and the Compounding Notes.

The following tables present combining financial data detailing Ziff Davis Holdings, Ziff Davis Media, the guarantor subsidiaries and related elimination entries.

	At September 30, 2003
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$2,106	$42,650	$—	$44,757
Accounts receivable, net	—	—	30,465	—	30,465
Inventories	—	—	381	—	381
Prepaid expenses and other current assets	—	—	7,781	—	7,781
Due from (to) affiliates	—	(143,027)	143,027	—	—

Total current assets	1	(140,921)	224,304	—	83,384
Property and equipment, net	—	—	17,006	—	17,006
Investments in subsidiaries, equity method	(136,114)	(96,017)	—	232,131	—
Intangible assets, net	—	—	223,886	—	223,886
Goodwill, net	—	—	38,340	—	38,340
Notes receivable — affiliate	—	490,488	—	(490,488)	—
Other assets, net	—	13,251	279	—	13,530

Total assets	$(136,113)	$266,801	$503,815	$(258,357)	$376,146

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$13,267	$—	$13,267
Accrued expenses and other current liabilities	—	995	27,517	—	28,512
Current portion of long-term debt	—	4,483	—	—	4,483
Unexpired subscriptions, net	—	—	35,133	—	35,133

Total current liabilities	—	5,478	75,917	—	81,395
Long-term debt	—	306,142	—	—	306,142
Accrued interest — compounding notes	—	92,522	—	—	92,522
Notes payable — affiliate	—	—	490,488	(490,488)	—
Accrued expenses — long-term	—	—	19,676	—	19,676
Other non-current liabilities	—	—	12,895	—	12,895

Total liabilities	—	404,142	598,976	(490,488)	512,630

Redeemable preferred stock	722,195	—	—	—	722,195

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,359	—	28	(28)	17,359
Stock subscription loans	(30)	—	—	—	(30)
Additional paid-in capital	8,468	566,631	610,347	(1,176,978)	8,468
Accumulated deficit	(884,105)	(703,601)	(706,770)	1,410,371	(884,105)
Accumulated other comprehensive loss	—	(371)	—	—	(371)

Total stockholders’ equity (deficit)	(858,308)	(137,341)	(95,161)	232,131	(858,679)

Total liabilities and stockholders’ equity (deficit)	$(136,113)	$266,801	$503,815	$(258,357)	$376,146

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	At December 31, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$28,267	$13,022	$—	$41,290
Accounts receivable, net	—	—	30,596	—	30,596
Inventories	—	—	334	—	334
Prepaid expenses and other current assets	—	—	7,465	—	7,465
Due from (to) affiliates	—	(144,718)	144,718	—	—

Total current assets	1	(116,451)	196,135	—	79,685
Property and equipment, net	—	—	23,481	—	23,481
Investments in subsidiaries, equity method	(121,841)	(121,960)	—	243,801	—
Intangible assets, net	—	—	238,036	—	238,036
Goodwill, net	—	—	38,340	—	38,340
Notes receivable — affiliate	—	503,025	—	(503,025)	—
Other assets, net	—	14,870	—	—	14,870

Total assets	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$11,466	$—	$11,466
Accrued expenses and other current liabilities	—	1,352	33,929	—	35,281
Unexpired subscriptions, net	—	—	34,237	—	34,237

Total current liabilities	—	1,352	79,632	—	80,984
Long-term debt	—	301,266	—	—	301,266
Accrued interest — compounding notes	—	100,909	—	—	100,909
Notes payable — affiliate	—	—	503,025	(503,025)	—
Accrued expenses — long-term	—	—	23,196	—	23,196
Other non-current liabilities	—	—	11,243	—	11,243

Total liabilities	—	403,527	617,096	(503,025)	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	566,631	537,565	(1,104,196)	8,468
Accumulated deficit	(821,214)	(689,328)	(659,931)	1,349,259	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholders’ equity (deficit)	(795,417)	(124,043)	(121,104)	243,801	(796,763)

Total liabilities and stockholders’ equity (deficit)	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended September 30, 2003
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$45,209	$—	$45,209

Operating expenses:
Cost of production	—	—	14,275	—	14,275
Selling, general and administrative expenses	—	—	24,320	—	24,320
Depreciation and amortization of property and equipment	—	—	2,075	—	2,075
Amortization of intangible assets	—	—	3,342	—	3,342
Restructuring charges, net	—	—	—	—	—

Total operating expenses	—	—	44,012	—	44,012

Income from operations	—	—	1,197	—	1,197
Equity in income (loss) from subsidiaries	(1,205)	(13,625)	—	14,830	—
Gain on sale of assets, net	—	2,544	—	—	2,544
Intercompany interest income (expense)	—	14,846	(14,846)	—	—
Interest income (expense), net	—	(4,966)	12	—	(4,954)

Loss before income taxes	(1,205)	(1,201)	(13,637)	14,830	(1,213)
Income tax provision (benefit)	—	4	(12)	—	(8)

Net loss	$(1,205)	$(1,205)	$(13,625)	$14,830	$(1,205)

	Three Months Ended September 30, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$41,795	$—	$41,795

Operating expenses:
Cost of production	—	—	15,829	—	15,829
Selling, general and administrative expenses	—	—	24,793	—	24,793
Depreciation and amortization of property and equipment	—	—	4,377	—	4,377
Amortization of intangible assets	—	—	4,655	—	4,655
Restructuring charges, net	—	—	13,431	—	13,431
Write-down of intangible assets	—	—	—	—	—

Total operating expenses	—	—	63,085	—	63,085

Loss from operations	—	—	(21,290)	—	(21,290)
Equity in income (loss) from subsidiaries	(29,068)	(35,964)	—	65,032	—
Gain on sale of assets, net	—	—	684	—	684
Intercompany interest income (expense)	—	15,401	(15,401)	—	—
Interest income (expense), net	1	(8,505)	93	—	(8,411)

Income (loss) before income taxes	(29,067)	(29,068)	(35,914)	65,032	(29,017)
Income tax provision	—	—	50	—	50

Net loss	$(29,067)	$(29,068)	$(35,964)	$65,032	$(29,067)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2003
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$134,416	$—	$134,416

Operating expenses:
Cost of production	—	—	43,812	—	43,812
Selling, general and administrative expenses	—	—	73,388	—	73,388
Depreciation and amortization of property and equipment	—	—	8,675	—	8,675
Amortization of intangible assets	—	—	11,765	—	11,765
Restructuring charges, net	—	—	(1,501)	—	(1,501)

Total operating expenses	—	—	136,139	—	136,139

Loss from operations	—	—	(1,723)	—	(1,723)
Gain on sale of assets, net	—	2,544	65	—	2,609
Equity in income (loss) from subsidiaries	(14,273)	(46,839)	—	61,112	—
Intercompany interest income (expense)	—	44,915	(44,915)	—	—
Interest income (expense), net	—	(14,889)	78	—	(14,811)

Loss before income taxes	(14,273)	(14,269)	(46,495)	61,112	(13,925)
Income tax provision	—	4	344	—	348

Net loss	$(14,273)	$(14,273)	$(46,839)	$61,112	$(14,273)

	Nine Months Ended September 30, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$152,738	$—	$152,738

Operating expenses:
Cost of production	—	—	56,893	—	56,893
Selling, general and administrative expenses	—	—	100,892	—	100,892
Depreciation and amortization of property and equipment	—	—	14,669	—	14,669
Amortization of intangible assets	—	—	14,264	—	14,264
Restructuring charges, net	—	—	21,836	—	21,836
Write-down of intangible assets	—	—	14,108	—	14,108

Total operating expenses	—	—	222,662	—	222,662

Loss from operations	—	—	(69,924)	—	(69,924)
Equity in income (loss) from subsidiaries	(104,073)	(115,966)	—	220,039	—
Gain on sale of assets, net	—	—	684	—	684
Intercompany interest income (expense)	—	46,466	(46,466)	—	—
Interest income (expense), net	4	(34,573)	218	—	(34,351)

Loss before income taxes	(104,069)	(104,073)	(115,488)	220,039	(103,591)
Income tax provision	—	—	478	—	478

Net loss	$(104,069)	$(104,073)	$(115,966)	$220,039	$(104,069)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2003
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net loss	$(14,273)	$(14,273)	$(46,839)	$61,112	$(14,273)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	20,440	—	20,440
Non-cash rent expense	—	—	1,439	—	1,439
Amortization of accrued interest on compounding notes, net	—	972	—	—	972
Amortization of debt issuance costs	—	1,619	—	—	1,619
Gain on sale of assets	—	—	(2,609)	—	(2,609)
Non-cash restructuring charge	—	—	(1,501)	—	(1,501)
Equity in income (loss) from subsidiaries	14,273	46,839	—	(61,112)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	131	—	131
Inventories	—	—	(47)	—	(47)
Accounts payable and accrued expenses	—	(357)	(6,775)	—	(7,132)
Unexpired subscriptions and deferred revenue, net	—	—	896	—	896
Due to (from) affiliates	—	(10,388)	10,388	—	—
Prepaid expenses and other, net	—	975	(173)	—	802

Net cash provided (used) by operating activities	—	25,387	(24,650)	—	737

Cash flows from investing activities:
Capital expenditures	—	—	(2,199)	—	(2,199)
Net proceeds from sale of assets	—	—	4,929	—	4,929
Investments in subsidiaries	—	(64,085)	—	64,085	—

Net cash provided (used) by investing activities	—	(64,085)	2,730	64,085	2,730

Cash flows from financing activities:
Proceeds from capital contributions	—	—	64,085	(64,085)	—
Proceeds from collection of intercompany notes receivable	—	12,537	—	(12,537)	—
Repayment of intercompany notes payable	—	—	(12,537)	12,537	—

Net cash provided (used) by financing activities	—	12,537	51,548	(64,085)	—

Net increase (decrease) in cash and cash equivalents	—	(26,161)	29,628	—	3,467
Cash and cash equivalents at beginning of period	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of period	$1	$2,106	$42,650	$—	$44,757

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2002
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net loss	$(104,069)	$(104,073)	$(115,966)	$220,039	$(104,069)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	28,933	—	28,933
Non-cash rent expense	—	—	1,763	—	1,763
Amortization of accrued interest on compounding notes, net	—	160	—	—	160
Amortization of debt issuance costs	—	1,810	—	—	1,810
Gain on sale of assets	—	—	(684)	—	(684)
Non-cash restructuring charge	—	—	4,736	—	4,736
Write-down of intangible assets	—	—	14,108	—	14,108
Equity in income (loss) from subsidiaries	104,073	115,966	—	(220,039)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	11,182	—	11,182
Inventories	—	—	(69)	—	(69)
Accounts payable and accrued expenses	—	(13,677)	(5,704)	—	(19,381)
Unexpired subscriptions and deferred revenue, net	—	—	1,806	—	1,806
Due to (from) affiliate	—	(5,772)	5,772	—	—
Prepaid expenses and other, net	—	200	1,433	—	1,633

Net cash provided (used) by operating activities	4	(5,386)	(52,690)	—	(58,072)

Cash flows from investing activities:
Capital expenditures	—	—	(1,876)	—	(1,876)
Net proceeds from the sale of subsidiary	—	—	1,554	—	1,554
Investments in subsidiaries	(78,035)	(78,613)	—	156,648	—

Net cash used by investing activities	(78,035)	(78,613)	(322)	156,648	(322)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	77,631	—	—	—	77,631
Proceeds from capital contributions	—	77,631	79,017	(156,648)	—
Proceeds from borrowings under senior credit facility	—	21,000	—	—	21,000
Repayment of borrowings under senior credit facility	—	(6,085)	—	—	(6,085)
Cash paid to bondholders in debt restructuring	—	(21,158)	—	—	(21,158)
Proceeds from collection of intercompany notes receivable	—	28,915	—	(28,915)	—
Repayment of intercompany notes payable	—	—	(28,915)	28,915	—
Debt issuance costs	—	(1,039)	—	—	(1,039)

Net cash provided by financing activities	77,631	99,264	50,102	(156,648)	70,349

Net increase (decrease) in cash and cash equivalents	(400)	15,265	(2,910)	—	11,955
Cash and cash equivalents at beginning of period	401	16,453	3,102	—	19,956

Cash and cash equivalents at end of period	$1	$31,718	$192	$—	$31,911

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

	At September 30, 2003
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$44,756	$—	$—	$44,757
Accounts receivable, net	—	25,779	4,686	—	30,465
Inventories	—	381	—	—	381
Prepaid expenses and other current assets	—	7,598	183	—	7,781
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	1	86,464	(3,081)	—	83,384
Property and equipment, net	—	16,259	747	—	17,006
Investments in subsidiaries, cost method	564,131	160,854	—	(724,985)	—
Intangible assets, net	—	223,886	—	—	223,886
Goodwill, net	—	38,340	—	—	38,340
Other assets, net	—	13,530	—	—	13,530

Total assets	$564,132	$539,333	$(2,334)	$(724,985)	$376,146

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,643	$624	$—	$13,267
Accrued expenses and other current liabilities	—	26,130	2,382	—	28,512
Current portion of long-term debt	—	4,483	—	—	4,483
Unexpired subscriptions, net	—	34,913	220	—	35,133

Total current liabilities	—	78,169	3,226	—	81,395
Long-term debt	—	306,142	—	—	306,142
Accrued interest—compounding notes	—	92,522	—	—	92,522
Accrued expenses—long-term	—	19,676	—	—	19,676
Other non-current liabilities	—	12,895	—	—	12,895

Total liabilities	—	509,404	3,226	—	512,630

Redeemable preferred stock	722,195	—	—	—	722,195

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,359	—	28	(28)	17,359
Stock subscription loans	(30)	—	—	—	(30)
Additional paid-in capital	8,468	564,131	159,592	(723,723)	8,468
Accumulated deficit	(183,860)	(533,831)	(166,414)	—	(884,105)
Accumulated other comprehensive loss	—	(371)	—	—	(371)

Total stockholders’ equity (deficit)	(158,063)	29,929	(5,560)	(724,985)	(858,679)

Total liabilities and stockholders’ equity (deficit)	$564,132	$539,333	$(2,334)	$(724,985)	$376,146

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended September 30, 2003
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Total
Revenue, net	$—	$38,281	$6,928	$45,209

Operating expenses:
Cost of production	—	13,652	623	14,275
Selling, general and administrative expenses	—	16,128	8,192	24,320
Depreciation and amortization of property and equipment	—	1,724	351	2,075
Amortization of intangible assets	—	3,342	—	3,342

Total operating expenses	—	34,846	9,166	44,012

Income (loss) from operations	—	3,435	(2,238)	1,197
Gain on sale of assets, net	—	2,544	—	2,544
Interest expense, net	—	(4,954)	—	(4,954)

Income (loss) before income taxes	—	1,025	(2,238)	(1,213)
Income tax benefit	—	(8)	—	(8)

Net income (loss)	$—	$1,033	$(2,238)	$(1,205)

	Three Months Ended September 30, 2002
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Total
Revenue, net	$—	$37,175	$4,620	$41,795

Operating expenses:
Cost of production	—	14,605	1,224	15,829
Selling, general and administrative expenses	—	16,503	8,290	24,793
Depreciation and amortization of property and equipment	—	3,513	864	4,377
Amortization of intangible assets	—	4,655	—	4,655
Restructuring charges, net	—	13,431	—	13,431
Write-down of intangible assets	—	—	—	—

Total operating expenses	—	52,707	10,378	63,085

Loss from operations	—	(15,532)	(5,758)	(21,290)
Gain on sale of assets, net	—	—	684	684
Interest income (expense), net	1	(8,412)	—	(8,411)

Income (loss) before income taxes	1	(23,944)	(5,074)	(29,017)
Income tax provision (benefit)	—	86	(36)	50

Net income (loss)	$1	$(24,030)	$(5,038)	$(29,067)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2003
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Total
Revenue, net	$—	$113,614	$20,802	$134,416

Operating expenses:
Cost of production	—	41,867	1,945	43,812
Selling, general and administrative expenses	—	48,468	24,920	73,388
Depreciation and amortization of property and equipment	—	6,503	2,172	8,675
Amortization of intangible assets	—	11,765	—	11,765
Restructuring charges, net	—	(1,501)	—	(1,501)

Total operating expenses	—	107,102	29,037	136,139

Income (loss) from operations	—	6,512	(8,235)	(1,723)
Gain on sale of assets, net	—	2,544	65	2,609
Interest expense, net	—	(14,811)	—	(14,811)

Loss before income taxes	—	(5,755)	(8,170)	(13,925)
Income tax provision	—	348	—	348

Net loss	$—	$(6,103)	$(8,170)	$(14,273)

	Nine Months Ended September 30, 2002
	Ziff Davis Holdings Inc. (1)	Restricted Subsidiaries	Unrestricted Subsidiaries	Total
Revenue, net	$—	$133,134	$19,604	$152,738

Operating expenses:
Cost of production	—	52,650	4,243	56,893
Selling, general and administrative expenses	—	63,059	37,833	100,892
Depreciation and amortization of property and equipment	—	11,825	2,844	14,669
Amortization of intangible assets	—	14,264	—	14,264
Restructuring charges, net	—	20,871	965	21,836
Write-down of intangible assets	—	14,030	78	14,108

Total operating expenses	—	176,699	45,963	222,662

Loss from operations	—	(43,565)	(26,359)	(69,924)
Gain on sale of assets, net	—	—	684	684
Interest income (expense), net	4	(34,355)	—	(34,351)

Income (loss) before income taxes	4	(77,920)	(25,675)	(103,591)
Income tax provision	—	475	3	478

Net income (loss)	$4	$(78,395)	$(25,678)	$(104,069)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

NOTE 8 — SEGMENT INFORMATION

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard is based on a management approach, which designates the organization that is used by management for making operating decisions and assessing performance as the sources of the Company’s reportable segments.

The Company has determined that its reportable segments are:

•	Established Businesses—established publications targeted to customers in the technology and electronic videogame markets. This segment is comprised of the Restricted Subsidiaries and includes Ziff Davis Holdings, the parent company.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 8 — SEGMENT INFORMATION — (continued)

•	Developing Businesses—recently launched publications, Internet properties and business services for emerging product categories also targeted to the technology and electronic videogame markets. This segment is comprised of the Unrestricted Subsidiaries.

The Company evaluates the performance of its segments and allocates capital and other resources to them based on income before interest expense, provision for income taxes, depreciation and amortization expense and non-cash non-recurring charges (“EBITDA”). Any inter-segment revenues included in segment data are not material.

The following table presents information about the reported segments for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue, net:
Established Businesses	$38,281	$37,175	$113,614	$133,134
Developing Businesses	6,928	4,620	20,802	19,604

Total	$45,209	$41,795	$134,416	$152,738

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
EBITDA:
Established Businesses	$8,501	$(5,302)	$23,279	$1,290
Developing Businesses	(1,887)	(4,894)	(6,063)	(23,437)

Total	$6,614	$(10,196)	$17,216	$(22,147)

	September 30, 2003	December 31, 2002
Total assets:
Established Businesses	$378,480	$394,878
Developing Businesses	(2,334)	(466)

Total	$376,146	$394,412

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reconciliation of segment EBITDA to consolidated income (loss) from operations:
Total segment EBITDA	$6,614	$(10,196)	$17,216	$(22,147)
Depreciation and amortization	5,417	9,032	20,440	28,933
Restructuring charges – non-cash	—	2,062	(1,501)	4,736
Write-down of intangible assets	—	—	—	14,108

Income (loss) from operations	$1,197	$(21,290)	$(1,723)	$(69,924)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, as well as the unaudited condensed consolidated financial statements and notes thereto included herein. Historical results and percentage relationships set forth in these unaudited condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of results for future operations.

Overview

We are a global special interest media company focused on the technology and electronic videogame markets. We are a leading information services provider of all technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries and Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc., an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

Our operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes the publishing assets that were acquired when we were formed in April 2000 and are collectively referred to and defined under our Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries”. This segment is engaged in publishing and licensing magazines and providing editorial content about technology, electronic videogames and the Internet. This segment also licenses its content and brands to 25 licensees in over 43 countries worldwide.

The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under our Senior Credit Facility as the “Unrestricted Subsidiaries”. This segment is focused on developing (1) new businesses, including two publications, Baseline and CIO Insight, and (2) Internet-related properties leveraging our editorial content, expertise and relationships with our audience and advertisers in our Established Businesses segment. Where appropriate in our discussion below, we have separately identified amounts associated with the Restricted Subsidiaries and the Unrestricted Subsidiaries when comparing amounts to prior year periods. For further segment information, see Note 8 to our unaudited condensed consolidated financial statements included herein.

Ziff Davis Holdings’ financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, and as of December 31, 2002, are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries. Ziff Davis Holdings’ financial statements as of September 30, 2003 and for the three and nine month periods then ended are unaudited.

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

Results of Operations — Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue

Revenue was $45.2 million for the three months ended September 30, 2003 compared to $41.8 million in the comparable prior period, an increase of $3.4 million or 8.1%.

Revenue from the Restricted Subsidiaries was $38.3 million for the three months ended September 30, 2003, an increase of $1.1 million or 3.0% compared to $37.2 million in the same period last year. The publication discontinued in 2002 within the Restricted Subsidiaries (Yahoo! Internet Life) accounted for $1.1 million of total revenue in the three months ended September 30, 2002. Excluding the discontinued publication for the three months ended September 30, 2002, revenue increased $2.2 million or 6.1%, compared to $36.1 million in the same period last year. Advertising revenue increased $0.2 million primarily due to a 3.4% increase in average revenue, or yield per page. This offset a 6.1% decrease in total advertising pages, which was primarily due to a soft game title market and one fewer issue of eWEEK being published during the quarter. Other revenue categories increased $2.0 million primarily due to increased subscription revenue related to two extra issues of PC Magazine published during the third quarter of 2003 versus 2002, plus the impact of increased revenues in the areas of list rental, licensing, reprints and inserts.

Revenue from the Unrestricted Subsidiaries was $6.9 million for the three months ended September 30, 2003, an increase of $2.3 million or 50.0% compared to $4.6 million in the same period last year. The increase primarily relates to higher advertising revenue for our Internet operations and increased event revenue for Baseline and CIO Insight. The upswing reflects the increasing maturity, size and value of these reader communities and the resulting interest by advertisers in using these targeted media properties. Revenue from our Internet operations increased $1.9 million or 95.6% for the third quarter of 2003 versus the prior year period due to a number of positive factors including significantly increased consumer traffic, page views and new advertisers.

Cost of production

Cost of production was $14.3 million for the three months ended September 30, 2003 compared to $15.8 million for the comparable prior year period, a $1.5 million or 9.5% decrease.

Cost of production related to the Restricted Subsidiaries was $13.7 million for the three months ended September 30, 2003, compared to $14.6 million for the comparable prior year period. Excluding $0.6 million of cost for the discontinued publication for the three months ended September 30, 2002, cost of production decreased 2.1% or $0.3 million, from $14.0 million to $13.7 million. The decrease primarily relates to manufacturing, paper and distribution cost savings achieved through implementation of a number of new production and distribution initiatives across all of our publications and the impact of more favorable third-party supplier contracts. These savings were partially offset by an increase in the number of pages printed as a result of the increased magazine issues published during the quarter. In total, cost of production for continuing businesses in the Restricted Subsidiaries as a percentage of revenue decreased from 38.8% to 35.8% for the three months ended September 30, 2002 and 2003, respectively.

Cost of production related to the Unrestricted Subsidiaries was $0.6 million for the three months ended September 30, 2003 compared to $1.2 million for the comparable prior year period, a $0.6 million or 50.0% decrease. The decrease is primarily due to significantly reduced Internet infrastructure and operating costs resulting from our ongoing cost management initiatives and the impact of more favorable third-party supplier contracts. As a result, cost of production in the Unrestricted Subsidiaries as a percentage of revenue decreased from 26.1% to 8.7% for the three months ended September 30, 2002 and 2003, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 were $24.3 million compared to $24.8 million for the comparable prior year period, a $0.5 million or 2.0% decrease.

Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $0.4 million or 2.4% from $16.5 million to $16.1 million for the three months ended September 30, 2002 and 2003, respectively. Excluding $0.5 million of expenses related to the discontinued publication for the three months ended September 30, 2002, selling, general and administrative expenses increased $0.1 million or 0.6% from $16.0 million to $16.1 million. The increase is primarily due to several new initiatives that were launched in the electronic videogame area during the current year and these incremental costs were partially offset by workforce, facilities and other cost savings achieved as a result of continued cost management initiatives. As a result, selling, general and administrative expenses for continuing businesses in the Restricted Subsidiaries as a percentage of revenue decreased from 44.3% for the three months ended September 30, 2002 to 42.0% for the three months ended September 30, 2003.

Selling, general and administrative expenses related to the Unrestricted Subsidiaries decreased $0.1 million or 1.2% from $8.3 million to $8.2 million for the three months ended September 30, 2002 and 2003, respectively. Excluding $0.1 million credit for the discontinued publication and business for the three months ended September 30, 2002, selling, general and administrative expenses decreased 2.4% or $0.2 million, from $8.4 million to $8.2 million. The decrease is primarily due to a reduction of Internet editorial costs and other selling, general and administrative costs from continued cost management initiatives. As a result, selling, general and administrative expenses for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 182.6% for the three months ended September 30, 2002 to 118.8% for the three months ended September 30, 2003.

Depreciation and amortization expense

Depreciation and amortization expenses were $5.4 million and $9.0 million for the three months ended September 30, 2003 and 2002, respectively. The decrease is primarily attributable to the decrease in assets being depreciated or amortized as a result of our 2001 and 2002 cost reduction program during which we wrote-down net book value of $43.7 million of finite-lived intangible assets and $6.0 million of fixed assets related to closed titles and businesses for the year ended December 31, 2002.

Restructuring charges, net

As a result of our 2002 cost reduction and restructuring program, we recorded a net restructuring charge of $13.4 million in the three months ended September 30, 2002. This charge reflects $11.4 million of cash expenses associated with employee severance and consolidation costs for certain office locations, legal and other professional fees associated with our financial restructuring plan and $2.0 million of non-cash expenses associated with the write-off of fixed assets related to facilities consolidation.

Interest expense, net

Interest expense was $5.0 million for the three months ended September 30, 2003 compared to $8.4 million for the three months ended September 30, 2002. Interest expense for the quarter ended September 30, 2003 included the following non-cash items (i) $0.6 million related to long-term real estate leases recorded in prior periods at their net present value (ii) $0.5 million of amortization of debt issuance costs and (iii) $0.4 million of net interest expense related to the Compounding Notes. Our weighted average debt outstanding was approximately $306.4 million and $369.5 million, and our weighted average interest rate was 9.13% and 10.37%, for the three months ended September 30, 2003 and 2002, respectively. As a result of our financial restructuring completed in August 2002, our interest expense related to our existing debt agreements is lower due to lower debt levels and the Company’s interest rates being set on the basis of LIBOR.

Income taxes

The income tax benefit of $8,000 for the three months ended September 30, 2003 and the income tax provision of $50,000 for the three months September 30, 2002 represent effective rates of 0.7% and (0.2)%, respectively. The negative effective rate for the three months ended September 30, 2002 results from our provision for certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

Net loss of $1.2 million for the three months ended September 30, 2003 represents an improvement of $27.9 million compared to net loss of $29.1 million for the three months ended September 30, 2002. The improvement is primarily due to the impact of our 2002 cost reduction and financial restructuring program and the development and growth of our Unrestricted Subsidiaries.

Results of Operations — Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue

Revenue was $134.4 million for the nine months ended September 30, 2003 compared to $152.7 million in the comparable prior period, a decrease of $18.3 million or 12.0%.

Revenue from the Restricted Subsidiaries was $113.6 million for the nine months ended September 30, 2003, a decrease of $19.5 million or 14.7% compared to $133.1 million in the same period last year. The publications discontinued in 2002 within the Restricted Subsidiaries (Yahoo! Internet Life and Ziff Davis SMART BUSINESS) accounted for $13.1 million of total revenue in the nine months ended September 30, 2002. Excluding the discontinued publications for the nine months ended September 30, 2002, revenue decreased $6.4 million or 5.3%, compared to $120.0 million in the same period last year. The $6.4 million decrease is primarily due to a $8.2 million decline in advertising revenue as a result of continued softness in the business-to-business enterprise technology advertising market and related pricing pressure there coupled with fewer advertising pages in the electronic videogame publications. As a result, total paid advertising pages decreased 7.5% for the nine months ended September 30, 2003. The offsetting $1.8 million increase in total revenue was primarily attributable to increased revenues in the areas of list rental, licensing, reprints and inserts.

Revenue from the Unrestricted Subsidiaries was $20.8 million for the nine months ended September 30, 2003, an increase of $1.2 million or 6.1% compared to $19.6 million in the same period last year. The publication and business sold in 2002 (The Net Economy and eTESTING LABS, Inc.) accounted for $5.7 million of the total revenue in the nine months ended September 30, 2002. Excluding the sold publication and business for the nine months ended September 30, 2002, revenue increased $6.9 million or 49.6%, compared to $13.9 million in the same period last year. The increase primarily relates to increased advertising revenue for our Internet operations and increased advertising and event revenue for Baseline and CIO Insight. Total paid advertising pages for the Unrestricted Subsidiaries segment increased by 20.6% for the nine months ended September 30, 2003. The increase occurred despite a change in the publishing calendar of CIO Insight, which published one fewer issue for the nine months ended September 30, 2003 compared to the prior year period. CIO Insight will still publish 13 issues in 2003 by distributing one extra issue in the fourth quarter of 2003 versus 2002.

Cost of production

Cost of production was $43.8 million for the nine months ended September 30, 2003 compared to $56.9 million for the comparable prior year period, a $13.1 million or 23.0% decrease.

Cost of production related to the Restricted Subsidiaries was $41.9 million for the nine months ended September 30, 2003 compared to $52.6 million for the comparable prior year period. Excluding $6.9 million of cost for the discontinued publications for the nine months ended September 30, 2002, cost of production decreased 8.3% or $3.8 million, from $45.7 million to $41.9 million. The decrease primarily relates to manufacturing, paper and distribution cost savings achieved through implementation of a number of new production and distribution initiatives across all of our publications and the impact of more favorable third-party supplier contracts. As a result, cost of production for continuing businesses in the Restricted Subsidiaries as a percentage of revenue decreased from 38.1% to 36.9% for the nine months ended September 30, 2002 and 2003, respectively.

Cost of production related to the Unrestricted Subsidiaries was $1.9 million for the nine months ended September 30, 2003 compared to $4.2 million for the comparable prior year period. Excluding $0.4 million of cost for the discontinued publication for the nine months ended September 30, 2002, cost of production decreased 50.0% or $1.9 million from $3.8 million for the nine months ended September 30, 2003. The decrease is primarily due to significantly reduced Internet infrastructure and operating costs resulting from the Company’s ongoing cost management initiatives and the impact of more favorable third-party supplier contracts. As a result, cost of production for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 27.3% to 9.1% for the nine months ended September 30, 2000 and 2003, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $73.4 million compared to $100.9 million for the comparable prior year period, a $27.5 million or 27.3% decrease.

Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $14.6 million or 23.1% from $63.1 million in 2002 to $48.5 million in 2003. Excluding $12.2 million of expenses related to the discontinued publication and business for the nine months ended September 30, 2002, selling, general and administrative expenses decreased $2.4 million or 4.7% from $50.9 million in 2002 to $48.5 million in 2003. The decrease was primarily due to the workforce, facilities and other cost savings achieved as a result of continued cost management initiatives, partially offset by higher costs for several new initiatives that were launched in the electronic videogame area during the current year. As a result, selling, general and administrative expenses for continuing businesses in the Restricted Subsidiaries as a percentage of revenue increased from 42.4% for the nine months ended September 30, 2002 to 42.7% for the nine months ended September 30, 2003.

Selling, general and administrative expenses related to the Unrestricted Subsidiaries decreased $12.9 million or 34.1% from $37.8 million to $24.9 million for the nine months ended September 30, 2002 and 2003, respectively. Excluding $9.0 million of expenses related to discontinued publication and business for the nine months ended September 30, 2002, selling, general and administrative expenses decreased $3.9 million or 13.5% from $28.8 million. The decrease was primarily due to a reduction of Internet editorial costs and other selling, general and administrative expenses due to the impact of continued cost management initiatives. As a result, selling, general and administrative expenses for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 207.2% to 119.7% for the nine months ended September 30, 2002 and 2003, respectively.

Depreciation and amortization expense

Depreciation and amortization expenses were $20.4 million and $28.9 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily attributable to the decrease in assets being depreciated or amortized as a result of our 2001 and 2002 cost reduction program during which we wrote-down net book value of $43.7 million of finite-lived intangible assets and $6.0 million of fixed assets related to closed titles and businesses for the year ended December 31, 2002.

Restructuring charges, net

During the nine months ended September 30, 2003, we recognized a credit of $1.5 million to restructuring charges expense relating to the reversal of a portion of the prior years’ accruals, specifically for legal fees and severance amounts where 2003 payments were lower than the amounts originally estimated. As of September 30, 2003, there was $28.8 million of accrued restructuring charges included on our balance sheet in Accrued expenses and other current liabilities and Accrued expenses – long term. The remaining accrued expenditures primarily relate to consolidation expenses. We anticipate making further payments in 2003 of approximately $2,500 with the remainder being paid through 2019 due to the long-term nature of related real estate lease agreements.

As a result of our 2002 cost reduction and restructuring program, we recorded a net restructuring charge of $21.8 million for the nine months ended September 30, 2002. This charge reflects $17.1 million of cash expenses associated with employee severance, consolidation costs for certain office locations, legal and other professional fees associated with our financial restructuring plan and $4.7 million reflects non-cash expenses associated with the write-off of intangible assets related to the closure of Ziff Davis SMART BUSINESS and Yahoo! Internet Life and fixed assets related to facilities consolidation.

Interest expense, net

Interest expense was $14.8 million for the nine months ended September 30, 2003 compared to $34.4 million for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 included the following non-cash items (i) $1.6 million related to long-term real estate leases recorded in prior periods at their net present value (ii) $1.6 million of amortization of debt issuance costs and (iii) $1.0 million of net interest expense related to the Compounding Notes. Our weighted average debt outstanding was approximately $304.8 million and $419.5 million, and our weighted average interest rate was 9.04% and 10.77% for the nine months ended September 30, 2003 and 2002, respectively. As a result of our financial restructuring completed in August 2002, our interest expense related to our existing debt agreements is lower due to lower debt levels and the Company’s interest rate being set on the basis of LIBOR.

Income taxes

The income tax provision of $0.3 million for the nine months ended September 30, 2003 and $0.5 million for the nine months ended September 30, 2002 represent effective rates of (2.5)% and (0.5)%, respectively. The negative effective rates result from our provision for certain minimum state and local taxes despite the Company estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

Net loss of $14.3 million for the nine months ended September 30, 2003 represents an improvement of $89.8 million compared to net loss of $104.1 million for the nine months ended September 30, 2002. The improvement is primarily due to the impact of our 2002 cost reduction and financial restructuring program and the development and growth of our Unrestricted Subsidiaries.

Liquidity and Capital Resources

Total cash at September 30, 2003 was $44.8 million. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses segment and are generally comprised of businesses that were acquired from ZDI in April 2000. The Senior Credit Facility and indentures governing the 12% Notes and Compounding Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries. At September 30, 2003, $20.9 million of our cash balance is available to fund the Unrestricted Subsidiaries.

As of September 30, 2003, we were in compliance with all of our debt covenants. Total indebtedness at September 30, 2003 was $310.6 million and consisted of $185.9 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $12.3 million under the 12% Notes and $104.2 million under the Compounding Notes.

At September 30, 2003, borrowings under the Senior Credit Facility bore interest rates ranging from 5.38% to 5.88% and no additional borrowings were available under the revolving portion of such facility. Net proceeds of $4.9 million from the sale of certain assets to an unrelated third-party were used in October 2003 to reduce amounts outstanding under the Senior Credit Facility.

The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. Through August 13, 2006, interest may be paid, at our option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the nine months ended September 30, 2003, we compounded interest in the amount of $9.4 million. The compounded interest accounts for the increase in long-term debt from $301.3 million at December 31, 2002 to $310.6 million at September 30, 2003.

We believe that our cash on hand, coupled with future cash generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs for the foreseeable future.

Sources and Uses of Cash — Nine Months Ended September 30, 2003 and 2002

Details of changes in cash and cash equivalents during the nine months ended September 30, 2003 and 2002 are discussed below.

Operating Activities. Cash provided by operating activities was $0.7 million for the nine months ended September 30, 2003 compared to $58.1 million used by operating activities for the nine months ended September 30, 2002, representing decreased cash usage of $58.8 million. The decrease in cash used was primarily attributable to improved operating results. Additionally, we paid $9.5 million and $18.3 million for the nine months ended September 30, 2003 and 2002, respectively, related to the accrued costs of our 2001 and 2002 cost reduction and restructuring programs. These payments were primarily related to real estate leases for vacant space and employee severance costs. We anticipate making further restructuring related payments in 2003 of approximately $2.5 million, with the remainder of the accrued restructuring balance being paid through 2019, due to the long-term nature of the related real estate agreements.

Investing Activities. Cash provided/(used) by investing activities was $2.7 million and $(0.3) million for the nine months ended September 30, 2003 and 2002, respectively, and represented capital expenditures in both periods being offset by net proceeds from the sale of assets of $4.9 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Financing Activities. There was no cash provided or used by financing activities for the nine months ended September 30, 2003. Cash provided by financing activities for the nine months ended September 30, 2002 was $70.3 million. This primarily related to $77.6 million in proceeds from the sale of preferred stock and $21.0 million in borrowings under our Senior Credit Facility, partially offset by $6.1 million in repayments of outstanding principal under our Senior Credit Facility, $21.2 million of payments to bondholders related to the debt restructuring and $1.0 million in debt issuance costs.

Cyclicality

Revenue from print advertising accounted for approximately 66.4% and 65.3% of our total revenue for the three and nine months ended September 30, 2003, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

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

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some instances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 15, 2003. The Company believes that under SFAS 150, it is defined as a nonpublic entity and has outstanding preferred stock that is mandatorily redeemable. Therefore, effective January 1, 2004, we will record the accrued dividends on the mandatorily redeemable preferred stock as interest expense and classify the mandatorily redeemable preferred stock as a long term liability on its Balance Sheet.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the Senior Credit Facility, we entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The effect of this swap agreement, coupled with the fixed interest rate on the 12% Notes and the Compounding Notes, results in $141.5 million, or 45.6%, of our funded debt being effectively set at a fixed rate of interest as of September 30, 2003. Accordingly, a 1.00% fluctuation in interest rates would cause a $1.9 million fluctuation in interest expense. The interest rate swap agreement ended on October 11, 2003 and was not renewed.

Inflation and Fluctuations in Paper Prices and Postage Costs

We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. In 2001 and 2002, paper prices declined significantly and remain essentially unchanged for 2003 due to price protection contracts the Company has entered into with its suppliers. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases.

Postage rates increased in 1999 and 2001 and most recently increased 9.9% in July 2002. Due to legislation, the Postmaster General has announced that postage rates will not increase again until 2006. Management considers announced postage rate increases in our pricing policies but there can be no assurance we will recover the added costs incurred.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of September 30, 2003 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

b)	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

On August 6, 2003, the Registrant filed a Form 8-K related to its issuance of a press release describing its financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/S/ BART W. CATALANE
Bart W. Catalane CHIEF OPERATING OFFICER AND CHIEF FINANCIAL OFFICER

Date: November 14, 2003