Form 10-K
period 2003-12-31
ZIFF DAVIS HOLDINGS INC
filed 2004-03-30
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Year Ended December 31, 2003

Commission file number 333-99939

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

ZIFF DAVIS HOLDINGS INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	36-4335050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 East 28th Street

New York, New York 10016
(Address of Principal Executive Offices and Zip Code)

(212) 503-3500

(Registrant’s Telephone Number, Including Area Code)

Shares registered pursuant to Section 12(b) of the Act:     None

Shares registered pursuant to Section 12(g) of the Act:     None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

      As of March 30, 2004, 2,312,928 shares of common stock, par value, $0.001 per share, were outstanding. The issuer’s common stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

ZIFF DAVIS HOLDINGS INC.

Index to Form 10-K for the Year Ended December 31, 2003

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	18
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities	18
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87
PART III
Item 10.	Directors and Executive Officers of the Registrant	88
Item 11.	Executive Compensation	92
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95
Item 13.	Certain Relationships and Related Transactions	97
Item 14.	Principal Accountant Fees and Services	100
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	101
SIGNATURES		105
OFFER LETTER
EXECUTIVE AGREEMENT
EXECUTIVE AGREEMENT
OFFER LETTER
EXECUTIVE AGREEMENT
EXECUTIVE AGREEMENT
EXECUTIVE AGREEMENT
EXECUTIVE AGREEMENT
STATEMENT OF COMPUTATION OF RATIO OF FIXED CHARGES
STATEMENT OF COMPUTATION OF RATIO OF EARNINGS
CODE OF ETHICS
CERTIFICATION OF CEO
CERTIFICATION OF CFO
CERTIFICATION OF CEO
CERTIFICATION OF CFO

PART I

      Important Note: Please see the sections entitled “Forward-Looking Statements” and “Certain Risk Factors” appearing below in Item 1.

ITEM 1.	BUSINESS

      References to “we,” “us,” “our,” “Ziff Davis” and “the Company” refer to Ziff Davis Holdings Inc. and its subsidiaries. In those situations where it is important to distinguish between Ziff Davis Holdings Inc. and Ziff Davis Media Inc., we use the term “Ziff Davis Holdings” to refer to Ziff Davis Holdings Inc. and the term “Ziff Davis Media” to refer to Ziff Davis Media Inc.

Background and Organization

      We are a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. We are an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rental, research and market intelligence. Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing,” “ZDP” or “Predecessor”) from Ziff-Davis Inc., an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”). In January 2002, we changed our fiscal year-end from March 31 to December 31, effective December 31, 2001.

      We had no operations prior to April 5, 2000, when we completed the acquisition of ZDP for $780.0 million plus expenses. This acquisition was accounted for under the purchase method of accounting and was funded by: (1) issuing preferred and common stock for $353.7 million in proceeds; (2) executing a $405.0 million senior credit facility of which $355.0 million was borrowed at closing; and (3) issuing a bridge loan totaling $175.0 million in proceeds. Fees and expenses, including debt issuance costs associated with the acquisition, which totaled approximately $30.0 million, were paid with the equity and debt proceeds. On July 18, 2000, we issued $250.0 million 12% senior subordinated notes due 2010 (the “12% Notes”). The proceeds from the offering of the 12% Notes were used to repay the bridge loan and approximately $59.7 million of the senior credit facility. In addition, proceeds from the offering of the 12% Notes were used to pay approximately $8.5 million of expenses associated with the offering and approximately $6.8 million of accrued interest.

      In August 2002, we completed a financial restructuring, including an exchange of most of our 12% Notes for new compounding notes and equity as well as the amendment and restatement of our senior credit facility. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Restructuring” and Note 13 to our audited Consolidated Financial Statements.)

      Our operations are classified into two reportable segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes the publishing assets that were acquired when we were formed in April 2000 and are collectively referred to and defined under our Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries.” This segment is engaged in publishing and licensing magazines and providing editorial content about technology, videogames and the Internet. This segment also licenses its content and brands in 44 countries and 20 languages worldwide.

      The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under our Senior Credit Facility as the “Unrestricted Subsidiaries.”

This segment is focused on developing new businesses, including: (1) publications, which consist of Baseline, CIO Insight, and now Sync, our new consumer lifestyle magazine; (2) Internet-related properties leveraging our editorial content, expertise and relationships with our audience and advertisers in our Established Businesses segment; and (3) events, including those developed by our new Event Marketing Group, which is building targeted events for the business and consumer technology communities. (See Note 23 to our Consolidated Financial Statements for more information regarding our operating segments.)

Strategy

      The principal focus of our business strategy continues to be our consistent and disciplined practice of investing in our core assets and brands, with an emphasis on organic growth initiatives to create new business opportunities with new and existing customers. Our strategy is designed to drive future revenue growth and increase asset and shareholder value and includes the following initiatives:

•	Capitalize on New Revenue Opportunities from Existing Products and Services — We intend to continue leveraging the strength of our magazine, Internet and event products, as well as our circulation base to expand and transition our business platform in the following manner:

—	Utilize Publishing and Technology Expertise to Evolve Product Content. As technology continues to evolve, we will continue to transition our publications, events and branded/ enthusiast websites to ensure that our properties remain among the most influential and relevant to the audiences and advertiser communities we serve.

—	Broaden Composition of Advertiser Base. Because technology has become more mainstream, our readership has broadened to include a more diverse group of IT and business professionals, videogame enthusiasts and consumers. We believe the future growth and segmentation of this audience will be even more attractive to prospective customers going forward. We intend to continue new business development by aggressively pursuing advertising sales and event opportunities with companies targeting these diverse market segments.

—	Increase Advertising and Subscriber Cross-Selling Opportunities. We will continue to utilize our long-standing and strong relationships with key advertisers for each of our publications to cross-sell new advertising programs and provide integrated marketing solutions to these customers. In addition, we will continue to utilize our extensive subscriber database of individuals to maximize circulation and cross-selling opportunities among our titles.

•	Develop Ancillary Revenue Opportunities — We will use our corporate, magazine, Internet and event brand names, established market presence and existing subscriber base to extend our brands into new products and services including custom publishing and research. Specifically, our Integrated Media Group identifies and customizes editorial solutions that highlight customer product benefits and corporate messages for technology and non-technology companies. We believe these activities increase product awareness and sales leads for our customers as well as generate additional advertising and other revenue for the Company.

•	Selectively Expand Our Portfolio of Publications, Internet Properties and Events — Our management team has significant experience in launching and acquiring new magazines and media businesses. In January 2003 we debuted GMR, which increased its target circulation from 225,000 to 425,000 in its first nine months. This growth reflects its strong acceptance among advertisers and readers. We also unveiled 1up.com in October 2003 as our new online destination for videogame enthusiasts and, according to internal server logs, unique visitors and page views have risen 200% since its launch. In addition, we launched Business 4Site in November 2003, a new strategic event that will debut in June 2004 at the Century Plaza Hotel in Los Angeles; and in December 2003 we launched our new consumer event, DigitalLife, which will debut in October 2004 at the Jacob K. Javits Convention Center in New York City. Finally, we announced in January 2004 the launch of Sync magazine, which will debut in the summer of 2004 with a target circulation of 200,000. We believe that improvement in the current business environment along with rapid advances in technology, the consumer electronics marketplace and the online advertising sector may create further opportunities to launch additional new brands. As a result, we plan to continue to develop new publications, websites and events, and evaluate opportunities to expand our portfolio.

•	Optimize Circulation and Production Strategies — We intend to continue to be at the forefront of key industry circulation and production initiatives. We will pursue strategies such as Internet marketing, business partnership development, enhanced vendor relationships and the use of new technology in an effort to achieve further operational and financial efficiencies in the production and circulation areas.

General

      We are a leading integrated media company serving the technology, videogame and consumer lifestyle markets and one of the largest technology magazine publishers in the United States as measured by revenue. In 2003, we had an estimated 18.6% share of gross advertising revenue in the technology magazine industry based on data compiled by IMS/ The Auditor (Toronto, Canada) (“IMS”). Our current U.S. titles have a combined circulation of approximately 3.7 million and our U.S. based brands reach over 22 million people per month at work, home and play based on syndicated research and management’s estimates. Our audiences also cover the full spectrum of readership, from corporate technology buyers and users to consumer enthusiasts, influencers and gamers.

      We distinguish ourself through our comprehensive labs-based evaluations, trusted buying advice, recognized industry experts, and thought-provoking news, reviews, opinions and insights. We publish 9 industry-leading technology, videogame and consumer lifestyle magazines including PC Magazine, eWEEK, Baseline, CIO Insight, Electronic Gaming Monthly, Official U.S. Playstation Magazine, Computer Gaming World, Xbox Nation and GMR. PC Magazine and eWEEK were the number one and number six ranked technology magazines, respectively, in the United States in 2003 as measured by advertising pages from the Publishers Information Bureau. Our videogame publications led the market in 2003 with an estimated 36.0% market share based on IMS’s gross advertising revenue data. Additionally, we launched a new consumer lifestyle publication, Sync, which will debut in the summer of 2004.

      Our readers are well-educated, influential buyers of technology and other products and decision-makers in their professional fields and households, which makes them attractive to a wide range of advertisers. For example, the 4,190,000 estimated business influencers (professionals who are involved in purchasing technology for their businesses) who read PC Magazine each spend an estimated average of $339,457 on technology products and services according to Millward Brown Intelliquest CIMS, v10 Business Study released in 2003. Similarly, in December 2003, the average information technology budget for corporate business readers of eWEEK was approximately $46.4 million, according to our subscriber qualification surveys. Lastly, according to internal readership surveys, the average Ziff Davis Game Group reader purchases two games per month and influences approximately five other people regarding which games to buy.

      We extend the power of our brands online through magazine companion sites, as well as original technology and videogame enthusiast websites. These include pcmag.com, eweek.com, extremetech.com and 1up.com. We also produce highly targeted business-to-business and consumer technology events. Furthermore, we export the power of our brands internationally, licensing our content to publications in 44 countries that are produced in 20 languages.

Established Businesses Segment

      Our current portfolio of established business titles can be divided into the following two categories: (1) technology publications and (2) videogame publications. The following table sets forth information regarding these titles:

	First	Frequency
Magazine Title	Issue	Per Year	Primary Audience	Circulation	Rate Base

Technology Publications
PC Magazine	1981	22	Consumer/Business	Paid	1,050,000
eWEEK	1983	51	Business	Controlled	400,000

Videogame Publications
Computer Gaming World	1981	12	Consumer	Paid	277,000	*
Electronic Gaming Monthly	1988	12	Consumer	Paid	600,000
Official U.S. PlayStation Magazine	1997	12	Consumer	Paid	350,000	*
Xbox Nation	2001	6	Consumer	Paid	34,000	*
GMR	2003	12	Consumer	Paid	425,000	*

*	Target circulation; no rate base is claimed for these publications.

Technology Publications

      Our titles in this category provide authoritative, independent guidance to consumer and business influencers and business professionals that are considered by their readers as a primary resource for purchasing decisions and business solutions.

      PC Magazine is one of the largest technology publications in the world, delivering the most authoritative, comprehensive lab-based reviews and trusted recommendations for buyers of technology products and services. PC Magazine publishes 22 times a year in print (plus occasional special issues)with a paid circulation of more than 1.0 million. PC Magazine had a recent U.S. readership of nearly 5.8 million readers (MRI Fall 2003), and we believe more than 50% of U.S. adults recognize the PC Magazine brand and this recognition is more than 80% among individuals involved in the purchase of computer-related products and services. Reaching highly engaged technology influencers, PC Magazine differentiates itself through unique and extensive product reviews based on its exclusive benchmark testing performed in the PC Magazine Labs, supplemented by its “First Looks” section covering emerging technologies and products and opinionated columns from its renowned technology authorities.

      eWEEK is one of the largest controlled-circulation publications in the United States, reaching over 400,000 enterprise technology buyers who are evaluating and purchasing technology solutions for their companies. Controlled-circulation publications are distributed directly to qualified professionals for no charge and generate revenue principally from the sale of advertising. In order to qualify for a free subscription, eWEEK subscribers must be involved in one or more stages of the IT decision-making process within an enterprise and be active in the specification, recommendation, purchase or approval of multiple technologies, services and business applications. These qualifications are audited by BPA International. The criteria we use to qualify subscribers for this magazine are some of the highest standards in the industry. eWEEK differentiates itself by delivering to its readers breaking news, technology evaluations and strategic analyses of the technologies, platforms and trends that impact enterprise-wide computing. We believe this makes eWEEK extremely attractive to advertisers selling products and services to IT professionals and senior business readers evaluating and implementing enterprise technology solutions.

Videogame Publications

      Electronic Gaming Monthly, Official U.S. PlayStation Magazine, Computer Gaming World, GMR, Xbox Nation, Pocket Games and Game Guides. These paid publications are positioned to capitalize on the large and growing enthusiast market for videogames. According to PricewaterhouseCoopers, the global videogame market is estimated to be $23.8 billion in 2003 and is forecasted to grow to $35.8 billion in 2007. Because readers of these magazines are principally 18-to-34 year-old males, these publications offer advertisers access to a highly focused, difficult-to-reach readership with attractive demographics and spending patterns. For the year ended December 31, 2003, we were the leader in the United States in this growing segment based on three major categories: IMS’s gross advertising revenue data (36.0% share); total circulation data (37.7% share); and newsstand circulation data (43.3% share). In 2003, 21.7% of our videogame magazine circulation occurred at the newsstand compared with 17.2% for our audited competitors. On average, our videogame publications sell nearly 420,000 copies at the newsstand per issue. In January 2003, we launched GMR, a monthly videogame publication that is a combined effort with Electronics Boutique, a leading specialty retailer of electronic games. GMR delivers unique information about videogames as they are literally hitting the store shelves, making it one of the most relevant game-buying guides today.

Developing Businesses Segment

      We are developing new publications and businesses through LaunchCo and developing Internet-related properties leveraging our editorial content, expertise and relationships in technology through InternetCo. During the second half of 2003, we introduced several new technology, videogame and consumer lifestyle brands into our product portfolio.

LaunchCo

      The following table sets forth information regarding titles within LaunchCo:

	First	Frequency
Magazine Title	Issue	Per Year	Primary Audience	Circulation	Rate Base

CIO Insight	2001	12	Business	Controlled	50,000
Baseline	2001	12	Business	Controlled	125,000
Sync	2004	4	Consumer	Paid	200,000	*

*	All information for Sync is based on the estimated launch of its first issue in the summer of 2004.

      CIO Insight is a 50,000 subscriber, controlled-circulation strategic business journal for today’s senior IT decision makers. Its mission is to provide IT executives with cutting-edge strategies, management techniques and technology perspectives. Each month, CIO Insight provides an IT business source that senior-level technology executives can depend on for strategic business thinking and proprietary research. Writers are either proven experts in their fields or journalists who are well-versed in technology and management issues. In order to qualify for a free subscription, CIO Insight subscribers must be senior IT executives actively charged with setting their company’s IT business goals, direction and strategy. These senior IT executives must also have personal purchase authority for IT within their organizations or have personal budgets in certain IT categories.

      Baseline is a 125,000 subscriber, controlled-circulation magazine that is a guide to selecting and managing the deployment of leading-edge information systems for senior IT project leaders. Through case studies, news stories, company dossiers and financial tools, the publication provides technology leaders and business executives with a detailed look at how their peers are implementing strategic information technology projects and systems. The success, or failure, of each implementation is measured by the company’s actual progress against “baseline” expectations of financial returns and technology deliverables. In its first two years of publication, Baseline received a Jesse H. Neal National Business Journalism, Award for its excellent editorial coverage of business and technology issues. In order to qualify for a free subscription, Baseline subscribers must be actively involved in setting goals, evaluating or managing a company’s IT investment, or planning major IT projects or upgrades in the next 12 months. The subscriber must have a director-level title or higher, have a minimum personal budget authority of $50,000 and an organizational spending minimum of $100,000.

      Sync is our new consumer lifestyle magazine and our entrance into the growing consumer electronics market. According to the Consumer Electronics Association, this market is estimated to be nearly $100 billion in sales in 2004. Sync is designed to give readers a stylish, exciting look at how consumers can use digital products in the context of everyday life. Sync’s first issue will debut during the summer of 2004 and will publish four issues throughout the year. Sync will launch with a target circulation of 200,000, consisting primarily of affluent readers, ages 25 — 44. The launch of Sync also coincides with the launch of our new consumer technology event, DigitalLife.

      In September 2003, we launched the Ziff Davis Event Marketing Group, a new business unit that will develop and build focused events for the business and consumer technology communities. Leveraging the editorial content and the highly qualified subscriber base of our market-leading publications, the new Ziff Davis Event Marketing Group will develop comprehensive and ground-breaking community events. These events will provide technology marketers with the best portfolio of integrated marketing solutions to attract new customers, accelerate the customer buying process and achieve more efficient use of their marketing dollars.

      In November 2003, the Ziff Davis Event Marketing Group announced the launch of Business 4Site, a new strategic event designed to meet the changing information needs of business technology decision makers. Business 4Site will kick off June 2004 at the Century Plaza Hotel in Los Angeles followed by a subsequent event in November 2004 at the New York Hilton in New York City. In December 2003, the Ziff Davis Event Marketing Group also announced the launch of DigitalLife, a new four-day special event that brings together the latest in digital technology for the home, work and play. DigitalLife will debut October 2004 at the Jacob K. Javits Convention Center in New York City. The event is expected to attract consumers and technology enthusiasts, all eager to experience the next generation in digital technology products.

InternetCo

      InternetCo produces online destinations for IT and business professionals, technology enthusiasts and gamers. Its portfolio of products are grounded in a tradition of lab-based reviews, advice and commentary from leading experts, and in-depth analysis and reporting. InternetCo products and services consist of Internet advertising, eSeminars, eNewsletters, sales lead-generation programs, integrated eCommerce opportunities, e-mail direct marketing, sponsorships and custom site development.

      InternetCo currently operates nine websites, primarily consisting of companion sites for our well-known magazine brands such as PC Magazine and eWeek. The pcmag.com site is the premier online destination for technology buyers making decisions for their business and personal technology needs and builds on PC Magazine’s original content, adding interactive features such as Tech Shop, which connects buyers and sellers in real time. The eweek.com site provides the first source for breaking news, vendor analysis/ roadmaps and critical examination of IT project deployments to help senior IT buyers build and mange their enterprise infrastructure. The cioinsight.com site meets the needs of high-level IT corporate executives with expert analysis, primary research and CIO roundtable discussions. Lastly, the baselinemag.com site reaches senior IT and corporate project managers online with case studies and tools to help drive project value assessment and implementation.

      In addition to the companion websites for our publications, InternetCo operates enthusiast websites such as extremetech.com, which targets “hardcore technologists” — i.e., IT professionals and computer enthusiasts who are truly passionate about technology. This site features extensive reviews, technical resources and interactive discussions about the components and core technologies behind the leading products. In October 2003, 1up.com was launched as our new online destination for videogame enthusiasts and provides in-depth content, up-to-the-minute news, multiple game reviews, tips and tricks and live forums with industry celebrities covering all game platforms. Unlike other competing videogame sites, 1up.com incorporates the unique editorial features from the Ziff Davis Game Group’s industry leading publications. In addition to videogames, the website also offers social networking, discussion groups, consumer news and lifestyle coverage of movies, music and gadgets.

      InternetCo also produces eSeminars, which connects IT experts, buyers and sellers in online interactive groups to explore the latest issues in technology. We held 90 eSeminar events in 2003 with 1,300 average registrants per event. Furthermore, InternetCo produces 29 opt-in eNewsletters, as well as whitepapers and other targeted business-to-business sites.

      The following February 2004 monthly page view and unique visitor statistics show the relative scale of our Internet properties:

Website Address	Page Views	Unique Visitors

www.pcmag.com	20,364,000	3,000,000
www.eweek.com	5,229,000	1,505,000
www.cioinsight.com	212,000	59,000
www.baselinemag.com	306,000	84,000
www.extremetech.com	6,331,000	856,000
www.1up.com	10,348,000	992,000
Other targeted B2B sites*	485,000	237,000

Total	43,275,000	6,733,000	**

*	Includes miscellaneous sites such as eSeminars, Microsoft Watch and Ziff Davis Channelzone.

**	Unadjusted for duplication of unique visitors between sites.

Revenue

      Our principal sources of revenue for the year ended December 31, 2003 are advertising (68.4% of total revenue), circulation (20.6%) and other ancillary sources of revenue (11.0%). Circulation comprises both subscriptions (11.1%) and newsstand sales (9.5%). We record revenue net of agency commissions, estimated subscription cancellations and newsstand returns.

      Advertising. Advertising rates and rate structures vary among our publications and Internet properties and are based on, among other things, the circulation or audience of the particular property, the readership demographics, the scheduled frequency and the size and placement of the advertisement in the publication or website. Our advertising revenue is influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by our advertising clients and the extent to which our customers elect to advertise using print and online media.

      Subscriptions. Generally, we sell subscriptions to our publications either directly by our circulation staff or by independent subscription direct marketing companies or agents. We receive approximately 9.7% of the total price of subscriptions sold through agents. In addition to agents, we have historically sold subscriptions using a variety of techniques including direct reply subscription cards, direct mail and the Internet.

      Newsstand. We sold approximately 5.5 million single copies of magazines for the year ended December 31, 2003. Generally we receive approximately 47.5% of the cover price of an individual magazine sold through the newsstand with the balance of the cover price going to the magazine’s distributor, wholesaler and retailer.

      Other Revenue Sources. We also derive revenue from a variety of ancillary activities, including mailing list rentals, custom conferences and events, royalty and license agreements and eNewsletters.

Operating Costs

      The principal components of our production costs are raw materials, printing and distribution, which represented 23.9%, 38.3% and 37.8%, respectively, of our publishing production expenses for the year ended December 31, 2003. Our principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions.

      We outsource the printing process, including the majority of our pre-press and paper buying operations, for all of our publications. To facilitate efficient and timely printing of our publications, we have established long-term contractual relationships with certain printing companies, including R.R. Donnelley and Brown Printing Company. For the year ended December 31, 2003, approximately 39.7% of our total production costs were for printing services and paper supplied by or through R.R. Donnelley.

      Our other principal operating costs are selling, general and administrative expenses. Included in these costs are compensation expenses (salaries, commissions and incentives), benefits, editorial costs and circulation, marketing and promotion expenses.

Circulation

      Our publications include paid-circulation magazines, which generate revenue from advertising, newsstand sales and subscriptions, and controlled-circulation publications, which in our case are distributed to qualified IT professionals and generate revenue principally from the sale of advertising. Our controlled-circulation publications offer technology content that appeals to a professional audience in need of technology information and enterprise IT solutions, specifically in the areas of news, lab testing reviews, analysis, opinion and case studies. Our paid-circulation publications offer consumer and business-oriented content that appeals to a broader audience interested in technology products and services, the Internet and/or videogame hardware and software. As of December 31, 2003, we published six domestic paid-circulation publications and three domestic controlled-circulation publications.

      Our paid-circulation publications are distributed to subscribers and are also available for sale at newsstands and other retail outlets. We have an agreement with Warner Publishing Services to manage our newsstand and retail distribution. Warner Publishing Services in turn has agreements with magazine wholesalers to arrange for national and regional placements of our publications and to manage billing and collection of amounts due from the magazine retailers. Our paid subscribers receive their publications through the U.S. Postal Service and via Zinio Systems Inc. for digital delivery. We also have an agreement with Kable Fulfillment Services to manage our subscription billing, collection and processing, which includes providing mailing labels for each of the paid publications. Our controlled-circulation publications are distributed free of charge to individuals who meet demographic standards we established in an effort to make the publication attractive to advertisers. The qualified subscribers of our controlled-circulation publications receive these publications via the U.S. Postal Service and also via Zinio Systems Inc. for digital delivery. In addition, we have an agreement with Omeda Communications to manage our list and mailing labels for each of the controlled publications.

      In the year ended December 31, 2003, Circulation Management magazine awarded eWEEK and Baseline Circulation Excellence Awards, recognizing outstanding achievement, innovation and strategic performance in circulation marketing and management.

Customers

      The size and composition of our readership offers advertisers concentrated and efficient exposure to their critical target audiences. As a result, our top advertisers, including Microsoft, International Business Machines, Hewlett Packard and Dell Computer, have consistently advertised in our publications. Importantly, as technology and videogames have become more mainstream and appeal to broader demographics, our publications are becoming increasingly more appealing to a larger range of advertisers who are interested in marketing lifestyle and other general consumer products to this reader audience.

      We had over 600 advertising customers in 2003 according to internal records and an average paid circulation of over 3.1 million individuals according to the figures filed with the Audit Bureau of Circulation for the six months ended December 31, 2003. No single advertiser comprised more than 6.7% of our advertising revenue or 4.6% of total revenue for the year ended December 31, 2003. Our top ten advertisers accounted for 41.4% of our advertising revenue and 28.3% of our total revenue for the year ended December 31, 2003.

Competition

      The magazine publishing industry is highly competitive. We compete with several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the general publishing marketplace, which is fragmented. According to SRDS Media, there are about 6,900 domestic trade magazine titles. We also compete for advertising and circulation revenue principally with publishers of other technology magazines and Internet sites with similar editorial content to ours. We believe our core competitive set includes approximately 20 print publishing and Internet companies. The technology magazine industry has traditionally been dominated by a small number of large publishers. In 2003, the three largest technology-publishing companies, Ziff Davis Holdings, International Data Group and CMP Media, accounted for 66.2% of total technology magazine gross advertising revenue and 69.2% of total technology advertising pages according to IMS.

      Our publications generally compete on the basis of:

•	editorial quality;

•	quantity and quality of circulation;

•	the strength of complementary products serving the same niche;

•	the effectiveness of sales, research efforts and customer service; and

•	advertising rates.

      We believe that we compete successfully with other technology and videogame publications based on our market-leading positions within the technology and videogame magazine sectors, the nature and quality of our magazines’ editorial content and the attractive demographics of our readers. In addition, our magazines also compete for advertising revenue with general-interest consumer and business magazines and other forms of media, including broadcast and cable television, radio, newspapers, direct marketing and other electronic media. In competing with general-interest consumer and business magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in an efficient, cost-effective manner.

Certain License Agreements and Service Contracts

      Agreements with CNET Networks and ZDNet. On January 19, 2001, we amended a pre-existing content license agreement with ZDNet and its parent, CNET Networks Inc. (“CNET”), such that, beginning on March 1, 2001, ZDNet’s previously granted license to display certain of our magazine content online became non-exclusive and on March 1, 2002, all of ZDNet’s license rights to content from our magazines was terminated. The term of the content license agreement was subsequently extended until April 30, 2002, without any further payments required from ZDNet. In addition, ZDNet’s right and obligation to maintain websites for our publications terminated and we obtained the right to host these websites starting April 1, 2001. As consideration for amending the license agreement, ZDNet paid us a royalty termination fee of $4.5 million in two installments, of which $2.2 million and $2.3 million were paid on March 1, 2001 and 2002, respectively.

      Under the previous five-year license agreement with ZDNet, we were providing the editorial content of our publications existing as of April 4, 2000 to ZDNet, and ZDNet maintained websites for those publications. This agreement did not cover any new publications acquired or developed by us after the date of the acquisition of ZDP to which we retained all rights in every medium, and it specifically allowed us, in certain circumstances, to transact e-commerce independently of ZDNet for all publications. We have a perpetual, royalty-free license from ZDNet to use the trademark “ZD” in print. ZDNet continues to use the trademark “ZD” online and may use certain derivations of the trademark “ZD” in print.

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

      Other Agreements. We have been granted an exclusive license until June 30, 2004 to use certain trademarks owned by Sony Computer Entertainment America Inc. in connection with the publishing of the magazine Official U.S. PlayStation Magazine in the United States and Canada. The parties are currently in discussion concerning a potential renewal of the exclusive license, but we cannot be assured that we will continue to publish Official U.S. PlayStation Magazine in the United States and Canada beyond June 30, 2004.

      We have also been granted a license to use certain trademarks owned by Microsoft Corporation in connection with the publishing of Xbox Nation magazine both in print and online. The term of our right to use these trademarks expires on October 31, 2005.

      We also have a license to use certain trademarks and copyrighted content owned by Electronics Boutique of America, Inc., in connection with our publication of GMR. The term of our right to use these interests expires on December 31, 2005, subject to early termination by either party.

      Lastly, we license various of our trademarks and copyrighted content to third parties, including publishers of foreign editions of our magazines and other foreign magazines. Our brands and content currently appear in 44 countries and 20 languages worldwide.

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

      We may be subject to claims by third parties of alleged infringement of trademarks, copyrights, patents and other intellectual property rights, from time to time in the ordinary course of business. We do not believe there are any such legal proceedings or claims that are likely to have, individually or in the aggregate, a material adverse affect on our business, financial condition or results of operations.

Employees

      As of December 31, 2003, we had a total of approximately 460 employees, all based in the U.S. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Forward-Looking Statements

      All statements in this Form 10-K that are not statements of historical fact are “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include: projections of earnings, revenue, financing needs or other financial items; statements of the plans and objectives of management for future operations; statements concerning proposed new products and services; and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,”

“anticipates,” “estimates,” “predicts,” “projects,” “should,” “potential” or “continue,” and any other words of similar meaning.

      Any or all of our forward-looking statements in this Form 10-K and in any other public statements we make may turn out to be materially wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Forward-looking statements herein speak only as of the date of filing of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission (“SEC”).

      Statements regarding our future financial performance or results of operations, including expected revenue growth; future paper, postage, printing or other expenses; future operating margins; licensing or contract renewals; anticipated capital spending; our ability to obtain funding and other future or expected performance are subject to risk factors, some of which are discussed immediately below under “Certain Risk Factors.”

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

      We have a significant amount of indebtedness. As of December 31, 2003, we have approximately $309.0 million of outstanding debt, $739.6 million of redeemable preferred stock (which was classified as debt beginning January 1, 2004) and approximately $863.4 million of stockholders’ deficit. Our earnings were insufficient to cover fixed charges plus preferred dividends for the year ended December 31, 2003 by $46.3 million.

      Our substantial indebtedness could continue to:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our operations;

•	limit our flexibility in planning for, or reacting to, changes in our business and the publishing industry generally;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, make acquisitions or invest in new products; and

•	if we fail to comply with those covenants, trigger an event of default under the agreements governing our indebtedness that, if not cured or waived, could have a material adverse effect on us.

      Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations for 2004 when due. The scheduled maturities for our principal indebtedness for 2004, 2005 and 2006 are approximately $8.6 million (plus an obligation to pay an “excess cash flow” payment currently estimated to be $6.8 million), $17.3 million and $86.5 million, respectively. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that refinancings or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indentures governing our senior subordinated compounding notes due 2009 (the “Compounding Notes”), the 12% Notes, or by our Senior Credit Facility agreement. In the event that we were unable to refinance our Senior Credit Facility or raise funds through asset sales, sales of equity or otherwise, our ability to pay the principal of, and interest on, the amounts borrowed under the Senior Credit Facility, 12% Notes and Compounding Notes, or to make any payment on the accrued dividends on our preferred stock, would be impaired.

If Ziff Davis Holdings does not receive loans, advances or dividends from its subsidiaries, Ziff Davis Holdings may be unable to redeem or pay accrued dividends on its preferred stock.

      Ziff Davis Holdings is a holding company with no assets other than its ownership of the capital stock of a holding company that owns the capital stock of Ziff Davis Media. Accordingly, Ziff Davis Holdings’ ability to perform its obligations to the holders of its preferred stock depends upon the operating cash flow of Ziff Davis Media and its direct and indirect subsidiaries and their payments to Ziff Davis Holdings in the form of loans, dividends or otherwise. Ziff Davis Media is restricted from making any payments to Ziff Davis Holdings before such time as its obligations under the Compounding Notes and the Senior Credit Facility are satisfied. In addition, the making of loans, advances or other payments by Ziff Davis Media to Ziff Davis Holdings may be subject to regulatory and contractual restrictions. Subsidiary payments are also contingent upon earnings and various business and other considerations. If Ziff Davis Holdings is unable to obtain payments from Ziff Davis Media or its direct and indirect subsidiaries, Ziff Davis Holdings may be unable to redeem its preferred stock upon mandatory redemption on March 31, 2010 (or upon an earlier change in control, in certain circumstances with respect to certain classes of our preferred stock), or pay any cash dividends accruing on its preferred stock. In addition, Ziff Davis Holdings will be unable to pay any cash dividends on certain classes of preferred stock unless it has first paid in full all accrued dividends on classes that have liquidation preference.

Our controlling stockholder may have interests that conflict with the interests of other investors.

      A majority of the equity securities of Ziff Davis Holdings are held by Willis Stein and its equity co-investors. Through their controlling interest in us and pursuant to the terms of an investor rights agreement among certain of Ziff Davis Holdings’ stockholders (“Investor Rights Agreement”), Willis Stein has the ability to control our operations and policies. Circumstances may occur in which the interests of Willis Stein and its affiliates, as controlling stockholders, could be in conflict with the interests of other investors. In addition, our equity investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of our debt.

We may not be able to finance a change of control offer.

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

Stockholders’ proportional equity interest in Ziff Davis Holdings could be reduced in the future.

      The Series E Preferred Stock offers limited preemptive rights on issuances by Ziff Davis Holdings that are senior to such shares and a right to approve the issuance of shares junior to the series D redeemable preferred stock (“Series D Preferred Stock”) but senior to or on par with the Series E Preferred Stock. However, these rights are subject to certain limitations, which may result in the dilution of your equity interest in Ziff Davis Holdings. We may offer and sell additional shares of capital stock in the future, including capital stock issued under our Amended and Restated 2002 Employee Stock Option Plan (“2002 Stock Option Plan”). In connection with our financial restructuring, we issued approximately 38.6 million common stock warrants to Willis Stein, each entitling Willis Stein to obtain upon exercise one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share, and approximately 5.2 million common stock warrants to the tendering holders of our 12% Notes (of which approximately 1.4 million common stock warrants were issued to Willis Stein as a tendering holder), each giving such holders the right to acquire upon exercise one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share.

Non-compliance with our debt facilities could accelerate our obligations.

      Our Senior Credit Facility and the Compounding Notes indenture contain restrictive and information covenants and a breach of any of these restrictive covenants under the Senior Credit Facility or our inability to comply with the amended financial ratios would result in an event of default under our Senior Credit Facility. If such default occurs, the lenders under our Senior Credit Facility may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other fees, to be immediately due and payable. Further, they may require us to use all of our available cash to partially repay such borrowings and could prevent us from making debt service payments on the Compounding Notes, which would result in an event of default under the indenture governing the Compounding Notes. Our Senior Credit Facility lenders also have the right in such circumstances to terminate any commitments they have to provide further financing, including those under the revolving portion of our Senior Credit Facility. Finally, our Senior Credit Facility lenders could foreclose on our assets.

We cannot assure you that our business strategy will be successful.

      Our ability to implement our business strategy is subject to a number of risks and uncertainties. Among other things, we cannot assure you that we will be successful in:

•	capitalizing on new revenue opportunities from existing products and services;

•	developing ancillary revenue opportunities;

•	selectively expanding our portfolio of publications, Internet properties and events; or

•	optimizing circulation and production strategies.

In addition, our ability to pursue our business strategy may be limited by liquidity constraints and the restrictive covenants contained in our Senior Credit Facility and the indenture governing the Compounding Notes. Accordingly, the implementation of our business strategy may be adversely affected.

We depend on advertising as a principal source of revenue, which decreases during economic cycle downturns and fluctuates due to seasonal buying.

      We expect that advertising revenue will continue to be the principal source of our revenue in the foreseeable future. Most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. We cannot assure you that we will be able to retain current advertisers or obtain new advertising contracts. Advertising revenue for the magazine industry is cyclical and dependent upon general economic conditions. Advertising revenue for the technology magazine industry has decreased significantly over the last 36 months due to the downturn in the general U.S. economy and the technology sector. The technology sector has declined as technology capital spending has slowed dramatically which has led to further industry consolidation and reduction of advertising budgets. If the general economic and technology sector downturn continues, our advertisers may continue to reduce their advertising budgets and any material decline in these revenues would have a material adverse effect on our business, results of operations and financial condition. In addition, factors such as competitive pricing pressures and delays in new product launches may affect technology product advertisers. We cannot assure you that advertisers will maintain or increase current levels of advertising in special-interest magazines.

If the U.S. economy worsens, we may have to implement further cost saving efforts to achieve the benefits we expect, which could result in further restructuring charges and materially impact our business.

      In 2001 and 2002, we experienced a significant decline in revenue and earnings, primarily due to weak economic conditions, which were exacerbated by the terrorist attacks of September 11, 2001. We took a number of steps designed to improve our profits and margins despite decreased revenue. We restructured a number of our businesses and support departments and reduced overhead infrastructure by consolidating and closing several offices and outsourcing certain corporate functions. As a result, we recorded special restructuring and writedown charges to our operations of $277.5 million in 2001 and $128.2 million during 2002 related to these operating and financial restructuring decisions. If the U.S. economy worsens, our revenue would likely decline further. Because of our fixed cost structure, decreases in our revenue cause disproportionately greater decreases in our earnings. Accordingly, if revenue declines beyond our expectations, we will be forced to take additional cost-saving steps that could result in additional restructuring charges and materially adversely affect our business.

We may not be able to protect our intellectual property.

      We rely on copyright and trademark rights to protect our publishing products. Effective trademark and copyright protection may be unavailable or limited, or we may not have applied for such protection in the United States or abroad. In addition, we have been, and may in the future be, notified of claims that our publishing products may infringe trademarks, copyrights, patents and/or other intellectual property rights of others. Such claims, including any related litigation, could result in significant expense to us and adversely affect our cash flow, whether or not such litigation is resolved in our favor.

Our business might suffer if we fail to retain our senior management or to recruit and retain key personnel.

      Our business is managed by a small group of key executive officers. The loss of services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. The employment contracts we have with some of our top executives expire as of December 31, 2004, and we have not yet commenced formal discussions to extend these agreements. In addition, our success depends on our continued ability to recruit and retain highly skilled, knowledgeable and sophisticated editorial, sales and technical personnel. Competition for these key executives and personnel is intense. We cannot assure you of our ongoing ability to attract and retain such qualified employees.

New product launches or acquired products may reduce our earnings or generate losses.

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

      Costs related to the development of new products and services are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

We face significant competition for advertising and circulation.

      We face significant competition from a number of technology publishers, some of which may have greater financial and other resources than we have, which may enhance their ability to compete in the technology publishing market. We principally compete for advertising and circulation revenue with publishers of other technology publications. We also face broad competition from media companies that produce general-interest magazines and newspapers. Competition for advertising revenue is primarily based on advertising rates, the nature and scope of readership, reader response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom have greater resources than we do, may enter these markets and intensify competition. We announced effective January 2004 a reduction in the rate base of PC Magazine to 1,050,000 as did our primary competitor, PC World, when it reduced its rate base to 1,025,000 effective January 2004. Although reduced circulation lowers our production and distribution expenses, it could also have a negative impact on our revenues that potentially equals or exceeds the production and distribution cost savings.

Our principal vendors are consolidating and this may adversely affect our business and operations.

      We rely on our principal vendors and their ability or willingness to sell goods and services to us at favorable prices and other terms. Many factors outside our control may harm these relationships and the ability and willingness of these vendors to sell these goods and services to us on such terms. Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand wholesalers, distributors and retailers. Each of these industries is currently experiencing consolidation among its principal participants. Such consolidation may result in all or any of the following, which could adversely affect our results of operations:

•	decreased competition, which may lead to increased prices;

•	interruptions and delays in services provided by such vendors; and

•	greater dependence on certain vendors.

We may be adversely affected by fluctuations in paper and postage costs.

      Our principal raw material is paper. Paper prices have fluctuated over the past several years. We generally enter into contracts for the purchase of paper that adjust the price on a quarterly basis. We have not entered, and do not currently plan to enter, into long-term forward price or option contracts for paper. Accordingly, significant increases in paper prices could adversely affect our future results of operations.

      Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. Postal rates increased 9.9% in January 2001, 2.6% in July 2001 and 9.9% in June 2002. Each of these price increases has had a significant adverse effect on our cash flow, and any further significant cost increases will also have an adverse effect on our cash flow.

We may be adversely affected by a continued weakening of newsstand sales.

      The magazine industry has seen a weakening of newsstand sales during the past few years. A continuation of this decline could adversely affect our financial condition and results of operations by reducing our circulation revenue and thereby causing us to either incur higher circulation expense to maintain our guaranteed rate bases, or to reduce our rate bases which could then cause further negative impacts to our revenue.

ITEM 2.	PROPERTIES

Properties

      Our principal properties and the approximate square feet occupied by us (excluding excess space vacated or sublet to others) are currently as follows:

	Lease	Approximate
	Expiration	Square Feet

New York, New York (Headquarters)	2019	144,000
San Francisco, California	2010	35,000
Woburn, Massachusetts	2004	11,000

      Properties other than those listed above include smaller sales and/or general offices in Chicago, Illinois and Atlanta, Georgia, under leases expiring through 2007. We do not own real property and we lease all of our offices from third parties. We believe our facilities are in good operating condition and are suitable and adequate for our current operations.

      In connection with prior years’ cost reduction programs, we undertook a real estate consolidation and relocation project designed to reduce our total real estate costs and square feet leased. In 2001, we closed eight facilities covering approximately 60,000 square feet with lease terms expiring through 2006. Two of the facilities covering approximately 24,000 square feet have been subleased. We also subleased approximately 194,000 square feet of our New York headquarters with sublease terms expiring in 2019. In 2002, we closed three more facilities covering approximately 125,000 square feet with terms expiring in 2010 and vacated approximately 60,000 square feet in our New York headquarters, which runs through 2019. In 2003, we entered into a sublease agreement for the vacated space in our New York headquarters that will also expire in 2019. We are currently in the process of attempting to negotiate subleases or lease terminations relating to the remaining closed facilities and excess leased space. We cannot assure you, however, that we will successfully negotiate and execute these additional subleases or lease terminations, or comment as to the terms on which we could do so.

ITEM 3.	LEGAL PROCEEDINGS

      On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement and various other claims arising out of the termination of his employment. We made a motion to dismiss in December 2001, which was subsequently denied as against Ziff Davis Media and granted as against defendants Alan Perlman and Willis Stein. In June 2003, the Appellate Division modified the lower court’s order to grant defendants’ motion to dismiss plaintiff’s claim for punitive damages and otherwise affirmed the lower court’s order. We believe we have meritorious defenses to the claims raised and intend to continue vigorously defending this lawsuit. We cannot assure you, however, that we will prevail in this matter or comment as to the amount of monetary damages, if any, that the plaintiff could be awarded were the plaintiff to prevail.

      Ziff Davis Media was a defendant, along with numerous other magazine publishing companies, in In Re Magazine antitrust litigation, a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleging a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The Court in February 2004 approved a settlement agreement, which does not impose any payment obligations upon the defendants and the action was dismissed.

      In March 2002, Ziff Davis France (“ZDF”) and other unrelated parties were sued by a freelance author alleging that certain publication of his works infringed his rights, which case was dismissed pursuant to a settlement agreement in July 2003.

      We are also subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

      There is no public trading market for Ziff Davis Holdings’ common stock. There are approximately 37 holders of record of Ziff Davis Holdings’ common stock.

      Ziff Davis Holdings did not pay cash dividends on its common stock and currently intends to retain any future earnings to finance operations, debt service and business expansion. Therefore, the payment of any cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of Ziff Davis Holdings and subject to terms of the Senior Credit Facility, the indenture governing the Compounding Notes and Ziff Davis Holdings’ certificate of incorporation and will be dependent upon our earnings, capital requirements, financial condition and such other factors deemed relevant by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

      The following table presents the selected historical financial information of Ziff Davis Holdings. The selected financial information as of December 31, 2003, 2002, and 2001, March 31, 2001, and for the years ended December 31, 2003, and 2002 and the nine month period ended December 31, 2001, and the fiscal year ended March 31, 2001, were derived from the audited consolidated financial statements and the related notes of Ziff Davis Holdings, which appear in Item 8 in this Form 10-K. The selected financial information as of April 4, 2000, and December 31, 1999, and for the period January 1 to April 4, 2000, and for each of the two years in the period ended December 31, 1999, were derived from the audited carve-out financial statements and the related notes of ZDP. Certain of the selected historical financial information may not be comparable due to differing accounting bases resulting from changes in ownership. On April 5, 2000, ZDP was purchased by Ziff Davis Holdings. Accordingly, we have separated the periods of different ownership in the table below.

     The following selected historical financial and operating information of Ziff Davis Holdings should be read in conjunction with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes of Ziff Davis Holdings, which appear in this Form 10-K.

ZIFF DAVIS HOLDINGS INC.

SELECTED FINANCIAL DATA

	Year Ended			Nine Months	Fiscal Year
	December 31,			Ended	Ended	Period		Year Ended
				December 31,	March 31,	January 1, to		December 31,
	2003		2002	2001(2)	2001(2)	April 4, 2000		1999

(in thousands of dollars)						(Predecessor)		(Predecessor)
Statement of Operations Data(1):
Revenue, net	$194,107		$209,037	$215,859	$430,925	$128,941		$535,709

Operating expenses:
Cost of production	60,622		75,835	81,726	139,284	38,733		158,040
Selling, general and administrative expenses	98,973		125,171	164,351	244,990	76,009		278,602
Depreciation and amortization of property, equipment and intangible assets	25,901		37,770	62,636	66,098	12,066		82,477
Year 2000 remediation expense	—		—	—	—	—		3,027
Restructuring charges, net(3)	(6,238)		48,950	37,412	—	—		—
Write-down of intangible assets(4)	—		79,241	240,077	—	—		778,760

Total operating expenses	179,258		366,967	586,202	450,372	126,808		1,300,906

Income (loss) from operations	$14,849		$(157,930)	$(370,343)	$(19,447)	$2,133		$(765,197)

Net (loss) income	$(1,909)		$(196,840)	$(415,424)	$(76,028)	$304		$(583,034)

Cash Flows and Other Data(1):
Cash Flows:
Operating	$8,535		$(48,002)	$(65,138)	$35,272	$15,241		$91,429
Investing	2,411		(1,013)	(8,704)	(802,546)	(2,608)		(16,338)
Financing	(4,928)		70,349	68,287	790,785	(10,488)		(78,913)
Capital expenditures	2,518		2,567	23,336	33,655	1,792		10,840
Ratio of earnings to combined fixed charges and preferred dividends(5)	—		—	—	—	3.5	x	—
Ratio of earnings to fixed charges(6)	1.6	x	—	—	—	3.5	x	—
Balance Sheet Data(1) (At End of Period):
Cash and cash equivalents	$47,308		$41,290	$19,956	$25,511	$4,632		$2,487
Total assets	376,908		394,412	515,295	853,302	915,306		931,248
Total debt	309,031		301,266	429,201	459,167	—		—
Redeemable preferred stock	739,602		673,577	515,987	375,585	—		—
Division equity(7)	—		—	—	—	816,545		826,725
Total stockholders’ deficit	$(863,351)		$(796,763)	$(555,314)	$(96,645)	$—		$—

(1)	The financial information presented is for Ziff Davis Holdings. See Note 20 to our Consolidated Financial Statements for condensed consolidating financial information for Ziff Davis Media and our subsidiary guarantors.
(2)	As of January 1, 2002, Ziff Davis Holdings adopted the Emerging Issues Task Force Nos. 01-9 and 00-25, which required the netting of product placement and distribution costs against reported revenue. Amounts prior to January 1, 2002, have been reclassified to reflect the current year adoption of this accounting pronouncement.
(3)	The restructuring charges incurred in 2001 and 2002 were primarily related to the closure of magazines. They include the write-off of intangible assets, severance costs and costs to exit certain activities, such as facilities closure costs. The credit incurred in 2003 represents a reversal of a portion of the prior years’ accruals primarily relating to adjustments to our estimated future real estate lease costs after excess vacant space was sublet.
(4)	Reflects an adjustment by the seller in 1999 to write-down the intangible assets to reflect the $780.0 million acquisition price of the publishing assets of ZDI. In 2001 and 2002, the adjustment reflects asset impairment charges primarily related to the closure of magazines.
(5)	For purposes of the computations, earnings consist of income (loss) before income taxes and equity in income (loss) from joint ventures, plus fixed charges. Fixed charges are defined as interest expense plus one-third of gross rent expense, which is deemed to be representative of interest. Preferred dividends consist of dividends payable on redeemable preferred stock. For the years ended December 31, 2003 and 2002, the nine months ended December 31, 2001, the fiscal year ended March 31, 2001 and the year ended December 31, 1999, our earnings were insufficient to cover combined fixed charges and preferred dividends by $46,262; $207,678; $411,642; $58,267; and $761,197, respectively.
(6)	For purposes of the computations, earnings consist of income (loss) before income taxes and equity in income (loss) from joint ventures, plus fixed charges. Fixed charges are defined as interest expense plus one-third of gross rent expense, which is deemed to be representative of interest. For the year ended December 31, 2002, the nine months ended December 31, 2001, the fiscal year ended March 31, 2001, and the year ended December 31, 1999, our earnings were insufficient by $157,930; $370,218; $15,847; and $761,197, respectively.
(7)	Division equity is presented because prior to the closing of the ZDP acquisition we were a division of ZDI and were not a separate legal entity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes to those statements, which are included in Item 8 of this Form 10-K and in conjunction with the sections of Item 1 of this Form 10-K titled “Forward-Looking Statements” and “Certain Risk Factors.” Historical results and percentage relationships set forth in the audited consolidated financial statements, including trends that might appear, should not be taken as indicative of results of future operations.

Overview

      We are a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. We are an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rental, research and market intelligence. Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein, a private equity investment firm. Ziff Davis Holdings is a holding company that indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc., an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”). In January 2002, we changed our fiscal year-end from March 31 to December 31, effective December 31, 2001.

      Our operations are classified into two reportable segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes the publishing assets that were acquired when we formed in April 2000 and are collectively referred to and defined under our Senior Credit Facility as the “Restricted Subsidiaries.” This segment is engaged in publishing and licensing magazines and providing editorial content about technology, videogames and the Internet. This segment also licenses its content and brands in 44 countries and 20 languages worldwide.

      The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under our Senior Credit Facility as the “Unrestricted Subsidiaries.” This segment is focused on developing new businesses, including: (1) publications, which consist of Baseline, CIO Insight and now Sync, our new consumer lifestyle magazine; (2) Internet-related properties leveraging our editorial content, expertise and relationships with our audience and advertisers in our Established Businesses segment; and (3) events, including those developed by our new Event Marketing Group, which is building targeted events for the business and consumer technology communities. Where appropriate in our discussion below, we have separately identified amounts associated with the Restricted Subsidiaries and Unrestricted Subsidiaries when comparing amounts to prior year periods. For further segment information, see Note 23 to our audited consolidated financial statements included herein.

      Ziff Davis Holdings’ financial statements as of December 31, 2003 and 2002, and for the years then ended and as of December 31, 2001, and for the nine months then ended are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries.

Technology Sector and Economic Trends

      Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which sellers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among computer technology marketers including print publishers and providers of other technology information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry, including pricing pressures and temporary surpluses of inventory.

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

      Recent years’ economic trends in the United States have had a significant negative impact on our business. These trends include a general decline in all advertising spending, consolidation among our technology and videogame advertisers and a significant decrease in core technology advertising spending. In response to this decline, we undertook a cost reduction and restructuring program in 2001, which continued into 2002, and as a result of which we have discontinued unprofitable publications, consolidated operations and reduced our workforce. In August 2002, we also completed a comprehensive financial restructuring (see “Liquidity and Capital Resources — Financial Restructuring” and Note 13 to the Consolidated Financial Statements).

Results of Operations — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      The table below presents results for the year ended December 31, 2003 and compares this to the results for the year ended December 31, 2002.

	Year Ended December 31,

	2003	2002
(in thousands of dollars)
Revenue, net	$194,107	$209,037

Operating expenses:
Cost of production	60,622	75,835
Selling, general and administrative expenses	98,973	125,171
Depreciation and amortization of property and equipment	10,793	18,851
Amortization of intangible assets	15,108	18,919
Restructuring charges, net	(6,238)	48,950
Write-down of intangible assets	—	79,241

Total operating expenses	179,258	366,967

Income (loss) from operations	14,849	(157,930)
Gain on sale of assets, net	2,609	634
Interest expense, net	(19,142)	(39,286)

Loss before income taxes	(1,684)	(196,582)
Income tax provision	225	258

Net loss	$(1,909)	$(196,840)

Revenue, net

      Revenue was $194.1 million for the year ended December 31, 2003, compared to $209.0 million in the comparable prior year period, a decrease of $14.9 million, or 7.1%. Excluding discontinued publications and a business sold in 2002 (Yahoo! Internet Life, Ziff Davis SMART BUSINESS, The Net Economy and eTESTING LABS, Inc.), revenue increased $3.9 million, or 2.1%.

      Revenue from the Restricted Subsidiaries was $162.1 million compared to $183.3 in the comparable prior year period, a decrease of $21.2 million, or 11.6%. Excluding discontinued publications within the Restricted Subsidiaries (Yahoo! Internet Life and Ziff Davis SMART BUSINESS), revenue was down $8.1 million, or 4.8%, from $170.2 million. The $8.1 million decrease in revenue from continuing publications was largely due to an advertising revenue decline of $11.3 million related to continued softness in the business-to-business enterprise technology capital spending and advertising marketplaces causing a decline in our enterprise technology magazine advertising pages and our average revenue per page. We also continued to see some shifting of marketing budgets towards advertising on our publication-affiliated websites and these advertising dollars are captured in the Unrestricted Subsidiaries. In addition, there was a decrease in videogame advertising pages due to fewer new game releases and “hit” games during the year. However, this decrease was partially offset by an increase in the average revenue per page for both our consumer technology and our videogame publications. Total paid advertising pages for continuing publications in the Restricted Subsidiaries decreased by 9.5% for the year ended December 31, 2003. Circulation revenue for the continuing businesses in the Restricted Subsidiaries decreased $1.8 million or 4.3%, to $40.0 million, primarily due to decreased newsstand revenue for our videogame publications. Other revenue related to the Restricted Subsidiaries’ continuing businesses increased $5.0 million, or 48.2%, due to increased list rental, custom conferences and events and insert revenues.

      Revenue from the Unrestricted Subsidiaries was $32.0 million for the year ended December 31, 2003, compared to $25.7 million in the comparable prior year period, a $6.3 million or 24.5% increase. Excluding the discontinued publication and a business sold within the Unrestricted Subsidiaries (The Net Economy and eTESTING LABS, Inc.), revenue was $20.0 million in 2002, representing an increase of $12.0 million or 60.0% from the prior year period. The increase primarily relates to increased advertising revenue for our Internet operations and increased advertising and event revenue for Baseline and CIO Insight. Total paid advertising pages for the continuing businesses within the Unrestricted Subsidiaries increased by 3.3% for the year ended December 31, 2003.

Cost of production

      Cost of production was $60.6 million for the year ended December 31, 2003, compared to $75.8 million for the comparable prior year period, a $15.2 million or 20.1% decrease. Excluding discontinued publications and a business sold in 2002, cost of production decreased $8.2 million, or 11.9%.

      Cost of production related to the Restricted Subsidiaries decreased $12.5 million, or 17.8% from $70.4 million in 2002 to $57.9 million for the year ended December 31, 2003. Excluding discontinued publications within the Restricted Subsidiaries, cost of production decreased 8.8% from $63.5 million to $57.9 million. The decrease primarily relates to manufacturing, paper and distribution cost savings achieved through implementation of a number of new production and distribution initiatives across all of our publications and the impact of more favorable third-party supplier contracts. As a result, cost of production for continuing businesses in the Restricted Subsidiaries as a percentage of revenue decreased from 37.3% to 35.7% for the years ended December 31, 2002 and 2003, respectively.

      Cost of production related to the Unrestricted Subsidiaries was $2.7 million for the year ended December 31, 2003 compared to $5.4 million for the comparable prior year period. Excluding $0.5 million of cost for the discontinued publication and a business sold within the Unrestricted Subsidiaries for the year ended December 31, 2002, cost of production for the year ended December 31, 2003 decreased 44.9%, or $2.2 million, from $4.9 million. The decrease is primarily due to significantly reduced Internet infrastructure and operating costs resulting from our cost management initiatives and the impact of more favorable third-party supplier contracts. As a result of both the cost reductions and revenue growth, cost of production for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 24.5% to 8.4% for the years ended December 31, 2002 and 2003, respectively.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the year ended December 31, 2003 were $99.0 million, compared to $125.2 million for the year ended December 31, 2002, a $26.2 million or 20.9% decrease. Excluding discontinued publications and a business sold in 2002, selling, general and administrative expenses decreased $4.9 million or 4.7%.

      Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $17.2 million, or 21.9%, from $78.6 million to $61.4 million. Excluding $12.2 million of expenses from discontinued publications within the Restricted Subsidiaries for the year ended December 31, 2002, selling, general and administrative expenses decreased $5.0 million or 7.5% from $66.4 million. The decrease was primarily due to the workforce, facilities and other cost savings achieved as a result of cost management initiatives, our ability to reduce our bad debt expense from prior year levels and other year-end adjustments. As a result, selling, general and administrative expenses for continuing businesses in the Restricted Subsidiaries as a percentage of revenue decreased from 39.0% to 37.9% for the years ended December 31, 2002 and 2003, respectively.

      Selling, general and administrative expenses related to the Unrestricted Subsidiaries decreased $9.0 million, or 19.4%, from $46.5 million to $37.5 million for the years ended December 31, 2002 and 2003, respectively. Excluding $9.1 million of expenses related to the discontinued publication and a business sold within the Unrestricted Subsidiaries for the year ended December 31, 2002, selling, general and administrative expenses increased $0.1 million or 0.3% from $37.4 million. The increase was primarily due to incremental costs associated with our new business initiatives: Sync, 1up.com and the Event Marketing Group, but also included increased Internet audience production costs and higher Baseline and CIO Insight event costs due to higher sales volume in these areas. As a result, selling, general and administrative expenses for continuing businesses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 187.0% to 117.2% for the years ended December 31, 2002 and 2003, respectively.

Depreciation and amortization

      Depreciation and amortization expenses were $25.9 million and $37.8 million for the years ended December 31, 2003 and 2002, respectively. The decrease is principally attributable to lower depreciation and amortization expense resulting from the write-off of finite-lived intangible assets and certain fixed assets as part of our 2002 cost reduction and restructuring program.

Restructuring charges, net

      For the year ended December 31, 2003, we reversed a portion of the prior years’ accrued restructuring balance and recognized a credit of $6.2 million to Restructuring charges, net in our Consolidated Statement of Operations. This credit primarily related to real estate lease costs and reflected our recent sublet of excess space in our New York headquarters for an amount higher than originally estimated. As of December 31, 2003, there were $23.4 million of accrued restructuring charges included in our Consolidated Balance Sheet under the Accrued expenses and other current liabilities and Accrued expenses — long-term captions. The remaining accrued balance primarily relates to future real estate lease costs for vacated facilities. We anticipate making cash payments in 2004 of approximately $9.4 million with the remainder being paid through 2019 due to the long-term nature of related real estate lease agreements.

      We incurred a total pre-tax charge of $128.2 million for the cost reduction and restructuring program for the year ended December 31, 2002, $79.2 million of which was recorded as a write-down of intangible assets and the remainder as Restructuring charges, net in our Consolidated Statement of Operations. The total charge of $128.2 million is comprised of non-cash asset impairment costs of $85.2 million, employee severance costs of $8.1 million and costs to exit certain activities of $34.9 million. These costs primarily relate to: (1) the discontinuation of Yahoo! Internet Life, Ziff Davis SMART BUSINESS and The Net Economy; (2) the write-down of certain intangible assets; and (3) the further consolidation of our real estate facilities.

Gain on sale of assets, net

      In September 2003, we sold an international trademark to an unrelated third-party for approximately $5.0 million and realized a gain on sale of $2.5 million. We also received a final contingent payment of the 2002 sale of our eTESTING LABS, Inc. subsidiary that was recognized as a gain of $0.1 million. In July 2002, we sold our eTESTING LABS, Inc. subsidiary for approximately $1.6 million in net proceeds, realizing a gain of approximately $0.6 million.

Interest expense, net

      Interest expense was $19.1 million for the year ended December 31, 2003, compared to $39.3 million for the year ended December 31, 2002. Our weighted average debt outstanding was approximately $306.8 million and $390.9 million, and our weighted average interest rate was 8.81% and 10.35%, for the years ended December 31, 2003 and 2002, respectively.

      The decline in interest expense is a reflection of the full year benefit from our financial restructuring, which was completed in August 2002. As a result, we reduced our outstanding debt balance by $147.4 million and our Senior Credit Facility was amended such that we are now paying market interest rates. Interest expense for the year ended December 31, 2003, included the following non-cash items: (1) $2.1 million of amortization of debt issuance costs; (2) $1.9 million related to long-term real estate leases recorded in prior year periods at their net present value and (3) $1.3 million of net interest expense related to the Compounding Notes. Of the $39.3 million of interest in 2002, $2.5 million and $0.5 million was non-cash in nature related to amortization of debt issuance costs and the Compounding Notes, respectively.

Income taxes

      The income tax provision of $0.2 million for the year ended December 31, 2003, and the income tax provision of $0.3 million for the year ended December 31, 2002, represent effective rates of negative 13.4% and negative 0.1%, respectively. The negative effective rates result from foreign withholding taxes on our international licensing revenue as well as certain minimum state and local taxes, despite the consolidated entity having a pre-tax loss.

Net loss

      Net loss of $1.9 million for the year ended December 31, 2003, represents an improvement of $194.9 million compared to net loss of $196.8 million for the year ended December 31, 2002. The improvement is primarily due to the absence in 2003 of a write-down of intangible assets, the impact of our cost reduction and financial restructuring program and the development and revenue growth of our businesses in the Unrestricted Subsidiaries.

Results of Operations — Year Ended December 31, 2002 Compared to Pro forma Year Ended December 31, 2001

      The table below presents unaudited pro forma results for the full year ended December 31, 2001 by adding our nine-month transitional period ended December 31, 2001 with the three-month period ended March 31, 2001 and compares this to the results for the year ended December 31, 2002.

		Full Year 2001

		Nine Months	Three Months	Pro forma
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2002	2001	2001	2001

(in thousands of dollars)			(unaudited)	(unaudited)
Revenue, net	$209,037	$215,859	$84,226	$300,085

Operating expenses:
Cost of production	75,835	81,726	32,886	114,612
Selling, general and administrative expenses	125,171	164,351	65,609	229,960
Depreciation and amortization of property and equipment	18,851	20,870	5,338	26,208
Amortization of intangible assets	18,919	41,766	13,600	55,366
Restructuring charges, net	48,950	37,412	—	37,412
Write-down of intangible assets	79,241	240,077	—	240,077

Total operating expenses	366,967	586,202	117,433	703,635

Loss from operations	(157,930)	(370,343)	(33,207)	(403,550)
Equity in (loss) income from joint ventures	—	(192)	356	164
Loss on sale of joint venture	—	(7,802)	—	(7,802)
Gain on sale of subsidiary	634	—	—	—
Interest expense, net	(39,286)	(36,833)	(12,208)	(49,041)

Loss before income taxes	(196,582)	(415,170)	(45,059)	(460,229)
Income tax provision	258	254	144	398

Net loss	$(196,840)	$(415,424)	$(45,203)	$(460,627)

Revenue, net

      Revenue was $209.0 million for the year ended December 31, 2002, compared to $300.1 million in the comparable prior year period, a decrease of $91.1 million, or 30.4%.

      Revenue from the Restricted Subsidiaries was $183.3 million compared to $277.8 in the comparable prior year period, a decrease of $94.5 million, or 34.0%. Excluding the discontinued publications within the Restricted Subsidiaries (FamilyPC, Smart Partner, Yahoo! Internet Life, Ziff Davis SMART BUSINESS and Interactive Week), revenue was down $28.1 million or 14.2% from $198.3 million. Discontinued publications accounted for $13.1 million of revenue for the year ended December 31, 2002 and $79.5 million for the same period in 2001. The $28.1 million decrease in revenue from continuing publications was largely due to an advertising revenue decline of $21.2 million related to a significant decrease in advertising pages and average revenue per page for our technology publications, partially offset by strong gains in ad pages and average revenue per page for our videogame publications. Circulation revenue for the continuing businesses in the Restricted Subsidiaries increased $0.4 million, or 0.9%, to $41.9 million, primarily due to increased newsstand revenue for our videogame publications. Other revenue related to the Restricted Subsidiaries’ continuing businesses decreased $7.2 million, or 40.8%, primarily driven by decreased royalty revenue resulting from the termination of our content license agreement with ZDNet.

      Revenue from the Unrestricted Subsidiaries was $25.7 million for the year ended December 31, 2002, compared to $22.3 million in the comparable prior year period, a $3.4 million or 15.3% increase. Excluding the discontinued publications and websites within the Unrestricted Subsidiaries (Expedia Travels and The Net Economy), revenue was $20.0 million in 2002 and $5.8 million in 2001, an increase of $14.2 million. The increase in revenue from continuing businesses primarily relates to: (1) increased advertising revenue from new publications (CIO Insight and Baseline); and (2) growing revenue from our Internet properties which was nearly zero in the prior year period.

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

Selling, general and administrative expenses

      Selling, general and administrative expenses for the year ended December 31, 2002, were $125.2 million, compared to $230.0 million for the year ended December 31, 2001, a $104.8 million or 45.6% decrease.

      Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $67.6 million, or 46.2% from $146.2 million to $78.6 million. Excluding discontinued publications within the Restricted Subsidiaries, selling, general and administrative expenses decreased $14.5 million, or 17.9% from $81.0 million to $66.5 million. This decrease was primarily related to our cost reduction program and cost savings realized in circulation acquisition, editorial, marketing and sales as well as bad debt expense. Excluding discontinued publications, selling, general and administrative expenses as a percentage of revenue decreased from 40.8% for the year ended December 31, 2001 to 39.1% for the year ended December 31, 2002, primarily related to our cost control efforts.

      Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $46.5 million and $83.7 million for the years ended December 31, 2002 and 2001, respectively. Excluding discontinued publications and websites within the Unrestricted Subsidiaries, selling, general and administrative expenses were $37.4 million, a decrease of $5.9 million or 13.6% from $43.3 million for the year ended December 31, 2001. The decrease in selling, general and administrative expenses primarily resulted from our cost reduction program and the impact of lower Internet content and audience development costs in 2002 compared to 2001, when our Internet properties were in their start-up phase.

Depreciation and amortization

      Depreciation and amortization expenses were $37.8 million and $81.6 million for the years ended December 31, 2002 and 2001, respectively. The decrease is principally attributable to lower depreciation and amortization expense resulting from the write-off of goodwill, intangible assets and certain fixed assets as part of our cost reduction and restructuring program. Also, in accordance with a new accounting pronouncement, effective January 1, 2002, we no longer amortize goodwill or indefinite-lived intangible assets.

Restructuring charges, net and writedown of intangible assets

      Our cost reduction and restructuring program continued in 2002. We incurred a total pre-tax charge of $128.2 million for this restructuring program for the year ended December 31, 2002, $79.2 million of which was recorded as a write-down of intangible assets and the remainder as Restructuring charges, net in our Consolidated Statement of Operations. The total charge of $128.2 million was comprised of non-cash asset impairment costs of $85.2 million, employee severance costs of $8.1 million and costs to exit certain activities of $34.9 million. These costs primarily related to: (1) the discontinuation of Yahoo! Internet Life, Ziff Davis SMART BUSINESS and The Net Economy; (2) the write-down of certain intangible assets; and (3) the further consolidation of our real estate facilities. As of December 31, 2002, we had approximately $38.2 million of accrued restructuring costs remaining on the Consolidated Balance Sheet.

      In 2001 we incurred a total pre-tax charge of $277.5 million, $240.1 million of which was recorded as a write-down of intangible assets and the remainder as a restructuring charge in our Consolidated Statement of Operations for the year ended December 31, 2001. The total charge was comprised of non-cash asset impairment costs of $251.6 million, employee severance costs of $13.0 million and costs to exit certain activities of $12.9 million. These costs primarily related to: (1) the closure of Family PC, Expedia Travels and Smart Partner magazines and related websites; (2) the consolidation of Interactive Week into eWEEK; (3) the restructuring of our sales, marketing, editorial and overhead functions across all platforms; (4) the closure of Zcast.tv, a website; and (5) the consolidation of our real estate facilities.

Equity in (loss) income from joint ventures

      In October 2001, we sold our 50% ownership interest in Mac Publishing LLC. Proceeds from the sale were $4.1 million resulting in a non-cash loss of $7.8 million. Accordingly, we had no income or loss from joint ventures in 2002.

Gain on sale of subsidiary

      In July 2002, we sold our eTESTING LABS, Inc. subsidiary for approximately $1.6 million in net proceeds realizing a gain of approximately $0.6 million.

Interest expense, net

      Interest expense was $39.3 million for the year ended December 31, 2002 compared to $49.0 million for the year ended December 31, 2001. Our weighted average debt outstanding was approximately $390.9 million and $450.0 million, and our weighted average interest rate was 10.35% and 10.48% for the years ended December 31, 2002 and 2001, respectively.

      The decline in interest expense is primarily due to the financial restructuring which we completed in August 2002. As a result, we reduced our outstanding debt balance by $147.4 million and our Senior Credit Facility was amended such that we were able to resume paying market interest rates. Of the $39.3 million in interest in 2002, $2.5 million and $0.5 million was non-cash in nature related to amortization of debt issuance costs and the new Compounding Notes, respectively. In 2001, $2.2 million was non-cash in nature related to the amortization of debt issuance costs.

Income taxes

      The income tax provision of $0.3 million for the year ended December 31, 2002 and the income tax provision of $0.4 million for the year ended December 31, 2001 represent effective rates of negative 0.1% for both years. The negative effective rate results from foreign withholding tax on our international licensing revenue as well as certain minimum state and local taxes despite the consolidated entity having a pre-tax loss.

Net loss

      As a result of the factors describe above, we incurred a net loss of $196.8 million for the year ended December 31, 2002, reflecting an improvement of $263.8 million, compared to a net loss of $460.6 million for the year ended December 31, 2001. The improvement is primarily due to the year-to-year decrease in the write-down of intangible assets and the impact of our cost reduction and financial restructuring program.

Results of Operations — Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

      The table below presents results for the nine month transition period ended December 31, 2001 and for the comparable nine month period ended December 31, 2000.

	Nine Months Ended
	December 31,

(in thousands of dollars)	2001	2000

		(unaudited)
Revenue, net	$215,859	$346,699

Operating expenses:
Cost of production	81,726	106,398
Selling, general and administrative expenses	164,351	179,381
Depreciation and amortization of property and equipment	20,870	11,261
Amortization of intangible assets	41,766	35,899
Restructuring charge, net	37,412	—
Write-down of intangible assets	240,077	—

Total operating expenses	586,202	332,939

(Loss) income from operations	(370,343)	13,760
Equity in (loss) income from joint ventures	(192)	983
Loss on sale of joint venture	(7,802)	—
Interest expense, net	(36,833)	(44,807)

Loss before income taxes	(415,170)	(30,064)
Income tax provision	254	761

Net loss	$(415,424)	$(30,825)

Revenue, net

      Revenue was $215.9 million for the nine months ended December 31, 2001, compared to $346.7 million in the comparable prior year period, a decrease of $130.8 million, or 37.7%.

      Revenue from the Restricted Subsidiaries was $197.2 million compared to $340.1 in the comparable prior year period, a decrease of $142.9 million, or 42.0%. Excluding discontinued publications within the Restricted Subsidiaries (Family PC, Smart Partner and Interactive Week), revenue was down $91.4 million or 34.4% from $265.8 million. Discontinued publications accounted for $22.8 million of revenue for the nine months ended December 31, 2001 and $74.3 million of the comparable prior year period. The $91.4 million decrease in revenue from continuing publications was largely due to an advertising revenue decline of $69.4 million, primarily related to a decrease in ad pages of 36.4%. Circulation revenue for the continuing businesses in the Restricted Subsidiaries decreased $17.0 million, or 31.9%, to $36.3 million. This decline relates to a 25.6% decrease in newsstand revenue and a 35.6% decline in subscription revenue compared to the same prior year period. Both newsstand and subscription revenue were dramatically impacted by negative economic conditions. Other revenue related to the Restricted Subsidiaries’ continuing businesses was down $5.1 million, or 28.4%, primarily driven by decreased royalty revenue resulting from the termination of our license agreement with ZDNet.

      Revenue from the Unrestricted Subsidiaries was $18.6 million for the nine months ended December 31, 2001 compared to $6.6 million in the comparable prior year period. The increase primarily relates to: (1) increased advertising revenue from new magazine publications (The Net Economy, CIO Insight and Baseline); and (2) revenue from our Internet properties which was nearly zero in the prior year period. This growth in revenue was partially offset by the closure of Expedia Travels magazine in October 2001.

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

      Cost of production related to the Unrestricted Subsidiaries was $6.8 million compared to $4.3 million for the nine months ended December 31, 2001 and 2000, respectively. The cost increase was primarily related to new magazine publications (The Net Economy, CIO Insight and Baseline) and our new Internet properties, which were in their early development stages during the prior year period.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the nine months ended December 31, 2001, were $164.4 million compared to $179.4 million for the nine months ended December 31, 2000.

      Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $46.6 million, or 30.6% from $152.3 million to $105.7 million for the nine months ended December 31, 2001 and 2000, respectively. Excluding discontinued publications within the Restricted Subsidiaries, selling, general and administrative expenses decreased $29.8 million or 25.9% from $115.0 million to $85.2 million for the nine months ended December 31, 2001 and 2000, respectively. This decrease was primarily related to cost reductions realized in circulation acquisition, editorial, marketing and sales as well as bad debt expense. Excluding discontinued publications, selling, general and administrative expenses as a percentage of revenue increased from 43.3% for the nine months ended December 31, 2000, to 48.9% for the nine months ended December 31, 2001. This increase primarily related to the revenue decline described above.

      Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $58.6 million and $27.1 million for the nine months ended December 31, 2001 and 2000, respectively. The increase primarily related to the newly launched magazine publications and Internet properties which were in their early development stages during the prior year period.

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

Restructuring charges, net and write-down of intangible assets

      Economic and technology sector trends in the United States had a significant negative impact on our business in 2001. These trends included consolidation among our advertisers and a general decline in advertising spending. In response to this decline, we began a restructuring program in the quarter ended June 30, 2001, under which we started to eliminate unprofitable operations, consolidate facilities and reduce our workforce in order to decrease excess operating costs.

      We incurred a total pre-tax charge of $277.5 million for this restructuring program for the nine months ended December 31, 2001, $240.1 million of which was recorded as a write-down of intangible assets and the remainder as Restructuring charges, net in our Consolidated Statement of Operations. The total charge of $277.5 million is comprised of non-cash asset impairment costs of $251.6 million, employee severance costs of $13.0 million and costs to exit certain activities of $12.9 million. These costs primarily relate to: (1) the closure of Family PC, Expedia Travels and Smart Partner magazines and related websites; (2) the consolidation of Interactive Week into eWEEK; (3) the restructuring of our sales, marketing, editorial and overhead functions across all platforms; (4) the closure of Zcast.tv, a website; and (5) the consolidation of our real estate facilities. Due to the timing of decisions made in regard to these plans, $1.1 million of the charge was recorded during the quarter ended June 30, 2001, $24.4 million was recorded during the quarter ended September 30, 2001 and the remainder was recorded during the quarter ended December 31, 2001. As of December 31, 2001, we had approximately $17.6 million of accrued restructuring costs remaining on the Consolidated Balance Sheet. The remaining accrued expenditures primarily related to facilities consolidation expenses, employee severance costs and financial restructuring plan costs, and we made approximately $11.0 million of cash payments related to those accruals in 2002.

Equity in (loss) income from joint ventures and loss on sale of joint venture

      Our equity in (loss) income from joint ventures decreased $1.2 million from income of $1.0 million in the nine months ended December 31, 2000 to a loss of $0.2 million in the nine months ended December 31, 2001, primarily due to a decrease in income from Mac Publishing LLC. In October 2001, we sold our 50% ownership interest in Mac Publishing LLC. Proceeds from the sale were $4.1 million resulting in a non-cash loss of $7.8 million.

Interest expense, net

      Interest expense was $36.8 million for the nine months ended December 31, 2001, compared to $44.8 million for the nine months ended December 31, 2000. Our weighted average debt outstanding was approximately $441.1 million and $545.5 million, and our weighted average interest rate was 10.35% and 11.16% for the nine months ended December 31, 2001 and 2000, respectively.

Income taxes

      The income tax provision of $0.3 million for the nine months ended December 31, 2001, and the income tax provision of $0.8 million in the nine months ended December 31, 2000 represent effective rates of negative 0.1% and negative 2.5%, respectively. The negative effective rate results from foreign withholding tax on our international licensing revenue as well as certain minimum state and local taxes despite the consolidated entity having a nine-month pre-tax loss.

Net loss

      As a result of the factors described above, we incurred a net loss of $415.4 million for the nine months ended December 31, 2001, compared to a net loss of $30.8 million for the nine months ended December 31, 2000.

Liquidity and Capital Resources

      Total cash at December 31, 2003 was $47.3 million. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments from our equity sponsors to finance our operations.

      Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses and are generally comprised of businesses that were acquired from ZDI in April 2000. The Senior Credit Facility and the indenture governing the Compounding Notes place restrictions on funding provided by the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries. At December 31, 2003, $17.4 million of our cash balance is available to fund the Unrestricted Subsidiaries.

      As of December 31, 2003, we were in compliance with all of our debt covenants. Total indebtedness at December 31, 2003 was $309.0 million and consisted of $181.0 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $107.5 million under the Compounding Notes and $12.3 million under the 12% Notes.

      Borrowings under the Senior Credit Facility bore interest rates ranging from 5.42% to 5.92% as of December 31, 2003. At December 31, 2003, no additional borrowing was available under the revolving portion of our Senior Credit Facility. Interest on the Senior Credit Facility is payable monthly in cash. Interest of $0.7 million on the 12% Notes is payable on January 15 and July 15 of each year. No cash payments of interest or principal are required on the Compounding Notes until February 2007.

Financial Restructuring

      In order to address certain liquidity and debt compliance issues, we initiated a financial restructuring plan in 2001, which was completed on August 12, 2002. As part of the restructuring, we exchanged a combination of cash, Compounding Notes, Series E Preferred Stock and warrants to purchase Ziff Davis Holdings common stock for most of our existing 12% Notes. In addition, we amended and restated our Senior Credit Facility.

      Key terms of the financial restructuring were as follows: (1) we received an equity contribution of $80.0 million from Willis Stein in exchange for the issuance of Series D Preferred Stock with an aggregate liquidation preference of $80.0 million, as well as approximately 38.6 million warrants, each representing the right to purchase one share of our common stock at an exercise price of $0.001 per share; (2) accredited investors holding approximately 95.1% in aggregate principal amount of our 12% Notes tendered their notes and received an aggregate of approximately $21.2 million in cash and $90.3 million in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28.5 million in liquidation preference of Series E Preferred Stock and warrants for the purchase of approximately 5.2 million shares of our common stock in exchange for their 12% Notes; and (3) we amended and restated our Senior Credit Facility providing for, among other terms: (a) waiver of all existing defaults, (b) deferral of principal payments for eight quarters, (c) removal of the obligation to pay the default interest rate on the outstanding principal, and (d) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.

      The financial restructuring was accounted for in accordance with the troubled debt restructuring provisions of SFAS 15. Accordingly, no gain was recognized on the exchange, but rather the value of the Compounding Notes as reported on our balance sheet increased by an amount deemed to be accrued interest. After completing the financial restructuring, our total debt was reduced by approximately $147.4 million.

      Our commitments under the amended Senior Credit Facility are subject to quarterly principal payments, commencing September 30, 2004, with the final payment due on March 31, 2007. The aggregate principal payments under the Senior Credit Facility are approximately $15.4 million in 2004, $17.3 million in 2005, $86.5 million in 2006 and a final payment of $70.0 million in 2007. We are also required to make an “excess cash flow” payment, as defined in our Senior Credit Facility, on or before April 14, 2004. This represents a mandatory repayment of our loans under the Senior Credit Facility, which we estimate will be approximately $6.8 million. This amount, along with our scheduled principal payments of approximately $8.6 million in 2004, has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of December 31, 2003.

      As a result of our financial restructuring and cost reduction program, we believe our cash on hand, coupled with future cash generated from operations will be sufficient to meet our liquidity, working capital and capital spending needs for 2004. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations for 2004 when due. We also believe that our Senior Credit Facility and the Compounding Notes indenture contain achievable restrictive and information covenants which we will also be able to meet in 2004. Significant assumptions and risks apply to this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. See “Business — Certain Risk Factors”.

Sources and Uses of Cash — Years Ended December 31, 2003 and 2002

      Details for the changes in cash and cash equivalents during the years ended December 31, 2003 and 2002 are discussed below:

      Operating Activities. Cash provided/(used) by operating activities was $8.5 million for the year ended December 31, 2003, compared to $(48.0) million for year ended December 31, 2002, an improvement of $56.5 million. This change was primarily attributable to higher net income resulting from significantly reduced operating costs, lower cash interest payments and decreased cash restructuring payments.

      Investing Activities. Cash provided/(used) by investing activities was $2.4 million and $(1.0) million for the years ended December 31, 2003 and 2002, respectively. These amounts represent capital expenditures of $2.5 million for the year ended December 31, 2003 and $2.6 million for the year ended December 31, 2002. This was offset by net proceeds from the sale of assets of $4.9 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively. The $4.9 million of net proceeds in 2003 related to the sale of an international trademark to an unrelated third-party.

      Financing Activities. Cash provided/(used) by financing activities was $(4.9) million for the year ended December 31, 2003 compared to $70.3 million for the year ended December 31, 2002. The 2003 outflow related to an unscheduled principal payment of $4.9 million of our Senior Credit Facility related to the proceeds from the sale of the international trademark. The 2002 inflow primarily relates to net proceeds from our financial restructuring including $77.6 million from the issuance of new preferred stock.

Sources and Uses of Cash — Year Ended December 31, 2002 and Proforma Year Ended December 2001

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

Contractual Obligations and Commitments

      As of December 31, 2003, we had long-term debt and preferred stock obligations totaling $309.0 million and $739.6 million, respectively. The long-term debt obligations include amounts outstanding under the Senior Credit Facility, Compounding Notes and 12% Notes. Such obligations were incurred to obtain proceeds for general corporate purposes, finance acquisitions and refinance other debt obligations. Our obligations with respect to these debt instruments can be found in the agreements which govern them which were filed as Exhibits 4.3, 4.4, and 10.9 to our Registration Statement on Form S-4 dated October 9, 2002.

The following table sets forth our contractual obligations at December 31, 2003:

	Balance at December 31, 2003

		Less Than	One to	Three to	After
(in thousands of dollars)	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$309,031	$15,429	$173,759	$107,563	$12,280
Preferred stock	739,602	—	—	—	739,602
Non-cancelable operating lease obligations	89,170	11,163	18,351	12,010	47,646

	$1,137,803	$20,129	$198,573	$119,573	$799,528

      The caption Non-cancelable operating lease obligations in the above table includes our real estate operating lease obligations net of existing subleases at December 31, 2003. However, the lease obligation amounts have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of December 31, 2003.

      In connection with our commercial agreements, we often provide indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with certain of our directors and officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances. The indemnification provided by us to our officers and directors does not have a stipulated maximum, therefore we are not able to develop a reasonable estimate of the maximum liabilities. To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

      Lastly, certain legal proceedings described in Item 3 of this Form 10-K are potential contingencies, which could also affect our liquidity in future periods.

Off-Balance-Sheet Arrangements

      At December 31, 2003, we did not have any relationships with variable interest (otherwise known as “special purpose”) entities that have been established for the purpose of facilitating off-balance-sheet debt.

      In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $1.8 million at December 31, 2003, and are not recorded on the Consolidated Balance Sheet as of December 31, 2003.

      We enter into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of our 2006 fiscal year. As of December 31, 2003, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. Based on this, we have not accrued any liabilities in relation to these incentive obligations as of December 31, 2003.

Cyclicality

      Revenue from print advertising accounted for approximately 60.2% of our total revenue for the year ended December 31, 2003. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition and operating results with respect to prior periods.

Seasonality

      Historically, our business has been seasonal and we have earned a significant portion of our annual revenue in the fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Other factors affecting the seasonality of our business are customer budgetary spending patterns, new product introductions and general economic trends. Quarterly results may also be affected by variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with internal growth, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We also cannot assure that our fourth quarter revenue will be higher than revenue for our other quarters.

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

      The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring-related costs and the recoverability of long-lived assets, including the excess of purchase price over net assets acquired. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates which would affect our reported results of operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

      Reserves for sales returns and allowances are primarily related to our newsstand sales, and to a lesser extent, subscription sales in which subscribers are billed. We estimate and maintain these reserves based primarily on our distributors’ historical return practices, our subscribers’ historical collection rates and our actual return experience. If actual sales returns and allowances differ from the estimated returns and allowances rates used, we may need to increase or decrease our reserve for sales returns and allowances.

      Reserves for restructuring-related costs, including severance, magazine and facilities closures, are estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves. We recorded restructuring charges or (credits) related to our 2001 and 2002 cost reduction and restructuring programs of approximately $(6.2) million, $50.0 million and $37.4 million for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively.

      We periodically evaluate the recoverability of our long-lived assets, including property and equipment, goodwill and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with our annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the fair value of the asset determined by these evaluations is less than its carrying amount, an impairment charge is recognized for the difference. Future adverse changes in market conditions or continuing poor operating results of certain businesses may also indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment evaluation and charge. For the year ended December 31, 2002, we recognized a goodwill impairment charge of approximately $25.0 million, an impairment of our indefinite-lived intangible assets of approximately $16.9 million and wrote-off a net book value of approximately $6.0 million of fixed assets in connection with an assessment of the recoverability of such long-lived assets and our cost reduction and restructuring program.

Effect of Recently Issued Accounting Standards

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contracts. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no material impact on our financial statements.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003, for existing variable interest entities. As we have no material exposures to variable interest entities or other off-balance-sheet arrangements, the effects of adopting FIN 46 were not material to our results of operations or financial condition.

      In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 31, 2003. We believe that under SFAS 150, we are defined as a nonpublic entity and have outstanding preferred stock that is considered mandatorily redeemable. Therefore, effective January 1, 2004, we will record the accrued dividends on the mandatorily redeemable preferred stock as interest expense and classify the mandatorily redeemable preferred stock as a long-term liability on the balance sheet. The adoption of this statement increases our total liabilities by $739.6 million as of January 1, 2004, and will increase our consolidated interest expense by approximately $74.9 million in 2004. This will have no impact on our debt covenants or our ability to service our debt payments in 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      In connection with our Senior Credit Facility, we entered into an interest rate swap agreement on September 27, 2000, for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we received a floating rate of interest based on three-month London Inter-Bank Offering Rate (“LIBOR”), which resets quarterly, and paid a fixed rate of interest each quarter for the term of the agreement. The interest rate swap agreement ended on October 11, 2003 and was not renewed.

      Due to the Senior Credit Facility having a floating interest rate based on LIBOR, but our Compounding Notes and 12% Notes having fixed rates, only $119.8 million or 38.8% of our total debt is effectively set at a fixed rate of interest as of December 31, 2003. Accordingly a 1.00% fluctuation in market interest rates would cause a $1.9 million fluctuation in interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

      We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. In 2001 and 2002, paper prices declined significantly and have remained essentially unchanged throughout 2003. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases.

      Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and most recently 9.9% in July 2002. Due to new legislation in 2003, the Postmaster General has announced that postage rates will not increase again until 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Accountants	38
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002	39
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 and for the nine months ended December 31, 2001	40
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the nine months ended December 31, 2001	41
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2003 and 2002 and for the nine months ended December 31, 2001	42
Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Ziff Davis Holdings Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Ziff Davis Holdings Inc. and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and cash flows for the years ended December 31, 2003 and 2002 and for the nine months ended December 31, 2001, respectively, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company ceased amortizing goodwill and indefinite-lived intangible assets.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York

March 9, 2004

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$47,308	$41,290
Accounts receivable, net	32,836	30,596
Inventories	321	334
Prepaid expenses and other current assets	7,010	7,465

Total current assets	87,475	79,685
Property and equipment, net	15,206	23,481
Intangible assets, net	220,544	238,036
Goodwill, net	38,139	38,340
Other assets, net	15,544	14,870

Total assets	$376,908	$394,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,938	$11,466
Accrued expenses and other current liabilities	31,706	35,281
Current portion of long-term debt	15,766	—
Unexpired subscriptions and deferred revenue, net	25,170	29,542

Total current liabilities	86,580	76,289
Long-term debt	293,265	301,266
Accrued interest — compounding notes	89,532	100,909
Accrued expenses — long-term	14,027	23,196
Other non-current liabilities	17,253	15,938

Total liabilities	500,657	517,598

Commitments and contingencies (Notes 18 and 19)
Redeemable preferred stock	739,602	673,577

Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,312,928 and 2,334,748 issued and outstanding, respectively	17,343	17,901
Stock subscription loans	(14)	(572)
Additional paid-in capital	8,468	8,468
Accumulated deficit	(889,148)	(821,214)
Accumulated other comprehensive loss	—	(1,346)

Total stockholders’ deficit	(863,351)	(796,763)

Total liabilities and stockholders’ deficit	$376,908	$394,412

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Revenue, net	$194,107	$209,037	$215,859

Operating expenses:
Cost of production	60,622	75,835	81,726
Selling, general and administrative expenses	98,973	125,171	164,351
Depreciation and amortization of property and equipment	10,793	18,851	20,870
Amortization of intangible assets	15,108	18,919	41,766
Restructuring charges, net	(6,238)	48,950	37,412
Write-down of intangible assets	—	79,241	240,077

Total operating expenses	179,258	366,967	586,202

Income (loss) from operations	14,849	(157,930)	(370,343)
Equity in loss from joint venture	—	—	(192)
Loss on sale of joint venture	—	—	(7,802)
Gain on sale of assets, net	2,609	634	—
Interest expense, net	(19,142)	(39,286)	(36,833)

Loss before income taxes	(1,684)	(196,582)	(415,170)
Income tax provision	225	258	254

Net loss	$(1,909)	$(196,840)	$(415,424)

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(1,909)	$(196,840)	$(415,424)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	25,901	37,770	62,636
Equity in loss from joint venture	—	—	192
Loss on sale of joint venture	—	—	7,802
Provision for doubtful accounts	557	1,331	1,645
Non-cash rent (income) expense	(1,617)	2,452	2,404
Non-cash interest expense on compounding notes, net	1,316	459	—
Amortization of debt issuance costs	2,158	2,473	1,666
Gain on sale of assets	(2,609)	(634)	—
Non-cash restructuring charges	(6,238)	5,974	11,570
Write-down of intangible assets	—	79,241	240,077
Changes in operating assets and liabilities:
Accounts receivable	(2,797)	12,354	5,828
Inventories	13	26	742
Accounts payable and accrued expenses	(3,328)	6,371	14,266
Unexpired subscriptions and deferred revenue, net	(4,697)	(1,327)	(10,967)
Prepaid expenses and other, net	1,785	2,348	12,425

Net cash provided (used) by operating activities	8,535	(48,002)	(65,138)

Cash flows from investing activities:
Capital expenditures	(2,518)	(2,567)	(23,336)
Distributions from joint venture	—	—	125
Net proceeds from sale of assets	4,929	1,554	4,051
Net proceeds from sale of international operations	—	—	10,500
Acquisitions and investments, net of cash acquired	—	—	(44)

Net cash provided (used) by investing activities	2,411	(1,013)	(8,704)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock	—	77,631	98,957
Net borrowings under senior credit facilities	—	21,000	10,000
Repayment of borrowings under senior credit facilities	(4,928)	(6,085)	(39,966)
Debt issuance costs	—	(1,039)	(704)
Payments to 12% Note holders in connection with restructuring	—	(21,158)	—

Net cash provided (used) by financing activities	(4,928)	70,349	68,287

Net increase (decrease) in cash and cash equivalents	6,018	21,334	(5,555)
Cash and cash equivalents at beginning of period	41,290	19,956	25,511

Cash and cash equivalents at end of period	$47,308	$41,290	$19,956

Cash paid during the period for:
Interest	$14,444	$33,701	$30,988
Income taxes	33	90	50
Supplemental non-cash financing activities in connection with financial restructuring:
Issuance of preferred stock	—	35,895	—
Issuance of compounding notes	—	(90,334)	—
Accrued interest — compounding notes	—	(104,986)	—
Conversion of 12% Notes	—	233,163	—
Write-off of debt issuance costs	—	(1,948)	—

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands)

						Accumulated
	Common Stock		Stock	Additional		Other	Total
			Subscription	Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Loans	Capital	Deficit	Loss	Deficit	Loss

Balance at March 31, 2001	76,220,688	$19,055	$(1,480)	$3,468	$(117,688)	$—	$(96,645)
Cancellation of shareholder loans	(1,224,903)	(309)	309	—	—	—	—
Repurchase of employee stock	(10,000)	(3)	—	—	—	—	(3)
Repayment of stockholder loans	—	—	7	—	—	—	7
Cumulative effect of adoption of accounting principle	—	—	—	—	—	(1,187)	(1,187)	$(1,187)
Change in fair value of interest rate swap	—	—	—	—	—	(613)	(613)	(613)
Dividends payable on preferred stock	—	—	—	—	(41,449)	—	(41,449)
Net loss	—	—	—	—	(415,424)	—	(415,424)	(415,424)

Balance at December 31, 2001	74,985,785	$18,743	$(1,164)	$3,468	$(574,561)	$(1,800)	$(555,314)	$(417,224)

Reverse stock split	(72,486,259)	—	—	—	—	—	—
Cancellation of shareholder loans	(164,778)	(842)	592	250	—	—	—
Change in fair value of interest rate swap	—	—	—	—	—	454	454	$454
Return of preferred stock in settlement with former CEO	—	—	—	4,750	—	—	4,750
Dividends payable on preferred stock	—	—	—	—	(49,813)	—	(49,813)
Net loss	—	—	—	—	(196,840)	—	(196,840)	(196,840)

Balance at December 31, 2002	2,334,748	$17,901	$(572)	$8,468	$(821,214)	$(1,346)	$(796,763)	$(196,386)

Cancellation of shareholder loans	(21,820)	(558)	558	—	—	—	—
Change in fair value of interest rate swap	—	—	—	—		1,346	1,346	$1,346
Dividends payable on preferred stock	—	—	—	—	(66,025)	—	(66,025)
Net loss	—	—	—	—	(1,909)	—	(1,909)	(1,909)

Balance at December 31, 2003	2,312,928	$17,343	$(14)	$8,468	$(889,148)	$—	$(863,351)	$(563)

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Formation of Ziff Davis Holdings Inc.

      Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media.

      The Company is a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. The Company is an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rental, research and market intelligence. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc., an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”). In January 2002, the Company changed its fiscal year-end from March 31 to December 31, effective December 31, 2001. The accompanying financial statements include a nine-month transition period ended December 31, 2001.

      The Company had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses (see Note 3). This acquisition was accounted for under the purchase method of accounting and was funded by: (1) issuing preferred and common stock for $353,700 in proceeds; (2) executing a $405,000 senior credit facility of which $355,000 was borrowed at closing; and (3) issuing a bridge loan totaling $175,000 in proceeds. Fees and expenses, including debt issuance costs associated with the acquisition of ZDP, which totaled approximately $30,000, were paid with the equity and debt proceeds. On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”). The proceeds from the offering were used to repay the bridge loan and approximately $59,700 of the senior credit facility. In addition, proceeds from the offering of the 12% Notes were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,800 of accrued interest.

      In connection with the acquisition of ZDP, the Company determined that ZDP’s wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives. As a result, the operations were sold on August 4, 2000 (see Note 3).

      During 2002, the Company restructured certain debt obligations in connection with its financial restructuring (see Note 13).

Operations

      The Company’s operations are classified into two reportable segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes the publishing assets that were acquired when the Company was formed in April 2000 and are collectively referred to and defined under the Company’s Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries.” This segment is engaged in publishing and licensing magazines and providing editorial content about technology, videogames and the Internet. This segment also licenses its content and brands in 44 countries and 20 languages worldwide.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION (continued)

      The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under the Company’s Senior Credit Facility as the “Unrestricted Subsidiaries.” This segment is focused on developing new businesses, including: (1) publications, which consist of Baseline, CIO Insight, and now Sync, the Company’s new consumer lifestyle magazine; (2) Internet-related properties leveraging the Company’s editorial content, expertise and relationships with the Company’s audience and advertisers in its Established Businesses segment; and (3) events, including those developed by the Company’s new Event Marketing Group which is building targeted events for the business and consumer technology communities. (See Note 23 for further segment information).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

      The financial statements of the Company as of December 31, 2003 and 2002, and for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

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

      The Company’s advertisers primarily include customers who represent a variety of technology companies in the United States and some overseas countries. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers. No one customer accounted for more than 4.6% of total revenue for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001.

Inventories

      Inventories, which consist of paper, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The company does not carry any significant paper inventory as it has outsourced its paper buying function to its printer suppliers. The inventories amount reflected on the Consolidated Balance Sheet is primarily related to the production of eWEEK.

Property and equipment

      Property and equipment have been recorded at cost or their estimated fair value at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the acquired assets, ranging from 2 to 20 years. Leasehold improvements are amortized using the straight-line method over the

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

service life of the improvement or the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred.

Capitalized software

      In accordance with AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred for the development of internal use software. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. These costs are included in property, plant and equipment in the accompanying Consolidated Balance Sheet. Costs incurred in connection with business process re-engineering are expensed as incurred. The Company capitalized approximately $1,700, $1,400 and $14,000 of internal use software costs, principally in connection with its Internet properties, during the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, respectively. Approximately $1,000 and $2,700 of unamortized software costs remained at December 31, 2003 and 2002, respectively. As part of the Company’s cost reduction and restructuring program further described in Note 10, a write-off of $1,238 and $20,282 of capitalized software was recorded in the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

Intangible assets

      Intangible assets consist principally of advertising lists, subscriber lists, trademarks and trade names and goodwill. Amortization of the definite-lived assets is computed on a straight-line basis over estimated useful lives, ranging from 2 to 20 years.

      Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with the provisions of SFAS No. 142, the Company ceased amortization of goodwill and indefinite-lived intangible assets totaling $154,000 (see Note 8). The Company reviews the recoverability of goodwill and indefinite-lived intangible assets annually and also performs such tests if any event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company compares the estimated fair values of reporting units with their respective net book values. Fair value is generally determined based on estimate future cash flows of the related assets. If the fair value of a reporting unit equals or exceeds its carrying amount, the goodwill and indefinite-lived intangible assets of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill and indefinite-lived intangible assets impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company recognized a goodwill impairment charge of $0 and $25,025 and an impairment of its indefinite-lived intangible assets of $0 and $16,934 for the years ended December 31, 2003 and 2002, respectively. See Notes 8 and 10 for further information about intangible assets and related impairment charges.

Impairment of long-lived assets

      In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses for assets to be held and used are recognized in operating results in the event that the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset. If undiscounted expected future cash flows are not sufficient to support the recorded value

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of the assets, an impairment loss is recognized for the difference between fair value and the carrying value to reduce the intangible assets to their estimated recoverable value. Fair value is determined using quoted market prices in an active market (if available). If quoted market prices are not available, management estimates the fair market value using the best information available including prices for similar assets and the results of established valuation techniques. The Company wrote-off fixed assets, including capitalized software described above, and intangible assets and goodwill during the year ended December 31, 2002, and the nine months ended December 31, 2001 as part of its cost reduction and restructuring program (see Notes 6, 8 and 10).

Debt issuance costs

      The cost to issue debt is recorded in other assets and amortized to interest expense over the term of the related debt using the effective-interest rate method. At December 31, 2003 and 2002, the Consolidated Balance Sheet included $12,712 and $14,870 in net debt issuance costs, respectively, within Other assets, net. The Company wrote-off approximately $1,948 of debt issuance costs for the year end December 31, 2002 in connection with its financial restructuring and amortized $2,158, $2,473 and $1,666 for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, respectively.

Revenue, net

      Advertising revenue for the Company’s magazine publications, less agency commissions, is recognized as income in the month that the related publications are sent to subscribers or become available for sale at newsstands. Circulation revenue consists of both subscription and single copy newsstand sales. Subscription revenue (which is net of agency fees), less estimated cancellations, is deferred when paid and then recognized as income in the month that the related publications are sent to subscribers. Newsstand sales, less estimated returns, are recognized in the month that the related publications become available for sale at newsstands. The Company also derives revenue from Internet advertising, royalty agreements, list rentals, custom conferences and other sources. These other revenues are recognized over the terms of related agreements or when services are provided.

Operating costs and expenses

      Cost of production includes the direct costs of producing magazines, which are primarily paper, manufacturing, distribution and fulfillment expenses. It also includes the direct costs of the Company’s Internet operations, such as telecommunication and hosting fees.

      Selling, general and administrative costs include compensation, editorial, product development, advertising and subscriber acquisition costs, sales and marketing and other general and administrative costs. Editorial and product development costs, including pre-publication expenses, are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

      The Company accounts for advertising expense in accordance with SOP 93-7, “Accounting for Advertising Costs,” which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place, except for the cost of certain direct-response advertising programs. Direct-response advertising consists primarily of publication subscription renewal mailings and magazine advertisements which include order coupons for the Company’s publications and other subscription promotions. The capitalized cost of the advertising, if any, is amortized over the 12-month period following the advertising campaign. At December 31, 2003 and 2002 there were no capitalized advertising costs. Approximately $0, $0

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and $4,900 of deferred advertising costs were expensed for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001.

Stock-based compensation

      SFAS No. 123, “Accounting for Stock-based Compensation,” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employers” and related interpretations in accounting for its plans (see Note 17).

Equity in income (loss) from joint venture

      Equity in income (loss) from joint ventures include the Company’s equity share of income or loss from its investments in joint ventures.

Comprehensive loss

      Comprehensive loss, which is reported on the accompanying Consolidated Statement of Changes in Stockholders’ Deficit as a component of Accumulated other comprehensive loss, consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under generally accepted accounting principles, are excluded from net income (loss). The only such change is the change in certain derivative financial instruments as detailed in the Consolidated Statement of Changes in Stockholders’ Deficit.

Income taxes

      Income taxes are based upon income for financial reporting purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain (see Note 11).

Interest rate swaps

      The Company utilized an interest rate swap to reduce the impact of fluctuating interest rates on its variable rate debt and interest expense. Under its interest rate swap agreement, the Company agreed with the counter parties to exchange, at quarterly intervals, the difference between the Company’s fixed pay rate and the counter parties’ variable pay rate based on three-month London Inter-Bank Offering Rate (“LIBOR”). The Company’s interest rate swap agreement ended on October 31, 2003 and was not renewed.

      The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that the Company would pay if the agreement were terminated at the balance sheet date. The fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $0 and $1,346 at December 31, 2003 and 2002, respectively. This amount is recorded on the Consolidated Balance Sheet in Accumulated other comprehensive loss.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial investments

      The Company’s financial instruments recorded on the Consolidated Balance Sheet include cash and cash equivalents, accounts receivable, accounts payable, preferred stock, interest rate swap agreements and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Fair value of long-term bank debt is based on rates available to the Company for debt with similar terms and maturities. Fair value of public debt is based on quoted market prices, where available, or quoted market prices of comparable instruments. Fair value of the interest swap agreement is based on the estimated settlement cost at the end of the reporting period (see Note 25).

Use of estimates

      The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring related costs and the recoverability of long-lived assets, including the excess of purchase price over net assets acquired. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These form the basis of the Company’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates which would effect the Company’s reported results of operations. The Company believes the following is a description of the policies related to recording estimates used in the preparation of its consolidated financial statements.

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

      Reserves for sales returns and allowances are primarily related to the Company’s newsstand sales, and to a lesser extent, subscription sales in which subscribers are billed. The Company estimates and maintains these reserves based primarily on the distributors’ historical return practices, our subscribers’ historical collection rates and the Company’s actual return experience. If actual sales returns and allowances differ from the estimated returns and allowances rates used, the Company may need to increase or decrease the reserve for sales returns and allowances.

      Reserves for restructuring related costs including severance, magazine and facilities closures are estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from its estimates, the Company may need to increase or decrease its reserves. The Company recorded restructuring charges or (credits) related to its 2001 and 2002 cost reduction and restructuring programs of $(6,238), $49,950 and $37,412 for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively.

      The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment, goodwill and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. The Company’s evaluations include analyses based on the cash flows generated by the underlying assets and

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

profitability information, including estimated future operating results, trends or other determinants of fair value. If the fair value of the asset determined by these evaluations is less than its carrying amount, an impairment charge is recognized for the difference. Future adverse changes in market conditions or continuing poor operating results of certain businesses may also indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment evaluation and charge.

Recent accounting pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contractors. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no material impact on the Company’s financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities. As the Company has no material exposures to variable interest entities or other off-balance-sheet arrangements, the effects of adopting FIN 46 were not material to its results of operations or financial condition.

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 31, 2003. The Company believes that under SFAS 150 it is defined as a nonpublic entity and has outstanding preferred stock that is considered mandatorily redeemable. Therefore, effective January 1, 2004, the Company will record the accrued dividends on the mandatorily redeemable preferred stock as interest expense and classify the mandatorily redeemable preferred stock as a long term liability on the Consolidated Balance Sheet. The adoption of this statement increases the Company’s total liabilities by $739,602 as of January 1, 2004 and will increase the Company’s consolidated interest expense by approximately $74,900 in 2004. This will have no impact on the Company’s debt covenants or its ability to service its debt payments in 2004.

Reclassifications

      Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

Sale of International Trademark

      In September 2003, the Company sold an international trademark to an unrelated third-party generating net proceeds of $4,929. The Company realized a gain of $2,544 related to the sale.

eTESTING LABS Inc. Sale

      On July 15, 2002, the Company sold its subsidiary, eTESTING LABS Inc. to Lionbridge Technologies, Inc. (“Lionbridge”) for approximately $2,250. The Company further agreed to license its proprietary benchmark software to Lionbridge for its commercial testing purposes and also entered into a two-year agreement with them for reciprocal software development, testing and marketing services. The Company realized a gain on sale of approximately $65 and $634 for the years ended December 31, 2003 and 2002, respectively. In accordance with the terms of the Senior Credit Facility, 50% of the net proceeds from the sale was used to repay amounts owed under the Senior Credit Facility.

Acquisition of ZDP

      The acquisition of ZDP was accounted for using the purchase method of accounting. The assets and liabilities of ZDP acquired by the Company on April 5, 2000, have been recorded at estimated fair value as of the acquisition date with the excess of purchase price over net assets acquired being allocated to intangible assets, including goodwill (see Note 8).

      Summary pro forma financial information for the nine months ended December 31, 2000 would not differ materially from actual results, as the acquisition of ZDP was completed near the beginning of the Company’s fiscal year and therefore, is not presented.

Sale of International Operations

      In connection with the acquisition of ZDP in April 2000, the Company determined that ZDP’s wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives and initiated a plan to sell these operations. As a result, the operations were sold on August 4, 2000. The net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period of $1,256. The net proceeds from this sale were $38,767. The remaining net assets and liabilities related to these operations have been recorded in the Consolidated Balance Sheet as Other non-current liabilities. As of December 31, 2003, the balance was $5,072 and represents contingent tax liabilities for the Company’s former European operations.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net consist of the following:

	December 31,

	2003	2002

Accounts receivable	$53,926	$55,522
Allowance for doubtful accounts, returns and cancellations	(21,090)	(24,926)

	$32,836	$30,596

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of the following:

	December 31,

	2003	2002

Deferred expenses and deposits	$6,358	$5,829
Production expenses	223	1,205
Other	429	431

	$7,010	$7,465

      Deferred expenses and deposits primarily represent prepaid postage and other deferred expenses related to future issues of our publications or future conferences and events. Production expenses represent prepaid manufacturing and distribution expenses related to future issues of our publications.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

      Property and equipment, net consist of the following:

	December 31,

	2003	2002

Computers and equipment	$34,102	$32,582
Capitalized computer software	8,499	8,181
Leasehold improvements	18,992	18,545
Furniture and fixtures	6,295	6,062

	67,888	65,370
Accumulated depreciation and amortization	(52,682)	(41,889)

	$15,206	$23,481

      In connection with the facilities consolidation portion of the 2002 cost reduction and restructuring program and an assessment of recoverability of fixed assets, the Company wrote-off a net book value of $5,974 for fixed assets consisting of capitalized computer software ($1,238), leasehold improvements ($4,443) and furniture and fixtures ($293) during the year ended December 31, 2002 (see Note 10).

NOTE 7 — EQUITY INVESTMENTS

      In October 2001, the Company sold its 50% ownership interest in Mac Publishing LLC to International Data Group for net proceeds of $4,051. The Company realized a pre-tax loss of $7,802 as a result of this sale.

      The Company’s equity in income (loss) from joint ventures was $0, $0 and ($192) in the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 8 — INTANGIBLE ASSETS, NET (continued)

      Definite-lived intangible assets are being amortized using the straight-line method over estimated useful lives, ranging from 2 to 20 years. In determining the estimated useful lives, the Company considered its competitive position in the markets in which it operates, the historical attrition rates of advertisers and subscribers, legal and contractual obligations, and other factors.

      Recoverability of goodwill and intangible assets is assessed both on an annual basis or on an interim basis if events or circumstances change that would likely reduce the fair value of related assets below their carrying values. During 2003 the Company recorded no impairment of its intangible assets. During 2002, the Company recorded impairments of $79,241 related primarily to trademarks/trade names, advertiser lists and goodwill related to the closures of Ziff Davis SMART BUSINESS and Yahoo! Internet Life and the impairment of certain other intangible assets. Lastly, in connection with the restructuring program initiated during the nine months ended December 31, 2001 (see Note 10), the Company wrote-off a net book value of $219,795 of assets consisting of advertiser lists ($104,556), tradenames ($84,979), and subscriber lists and other intangible assets ($30,260), all of which principally related to the closure of certain magazines.

      In September 2003, the Company benefited from the sale of an international trademark to an unrelated third party and this asset had a gross book value of $2,669 and accumulated amortization of $284.

      As of December 31, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization, primarily all of which are attributable to the Established Businesses segment, consisted of the following:

	As of December 31, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$183,729	$(46,318)	$137,411	$183,729	$(33,672)	$150,057
Trademark/trade names	14,300	(2,707)	11,593	14,300	(1,983)	12,317
Subscriber lists	11,600	(11,600)	—	11,600	(9,862)	1,738

Total amortized intangible assets	209,629	(60,625)	149,004	209,629	(45,517)	164,112

Unamortized intangible assets:
Trademark/trade names	78,443	(6,903)	71,540	81,058	(7,134)	73,924
Goodwill	45,406	(7,267)	38,139	45,746	(7,406)	38,340

Total unamortized intangible assets	123,849	(14,170)	109,679	126,804	(14,540)	112,264

Total intangible assets	$333,478	$(74,795)	$258,683	$336,433	$(60,057)	$276,376

      During the years ended December 31, 2003 and 2002, a reversal of unused purchase accounting reserves resulted in a $201 and $735 net book value reduction of goodwill, respectively.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 8 — INTANGIBLE ASSETS, NET (continued)

      Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the next 5 years ending December 31, are as follows:

2004	$13,369
2005	13,369
2006	13,369
2007	13,369
2008	13,369

      The following table presents the impact of SFAS No. 142 on net loss had the standard been in effect for the nine months ended December 31, 2001:

Nine Months
Ended
December 31,
2001

Net loss — as reported	$(415,424)
Adjustments:
Amortization of goodwill	4,610
Amortization of acquired trademarks and trade names	4,098

Net adjustments	8,708

Net loss — adjusted	$(406,716)

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

	December 31,

	2003	2002

Accrued operating and production costs	$10,116	$9,184
Accrued restructuring costs — short-term	9,365	15,017
Accrued interest	1,040	1,352
Payroll and related employee benefits	8,731	6,512
Other taxes payable	942	319
Other	1,512	2,897

Accrued expenses and other current liabilities	31,706	35,281
Accrued restructuring costs — long-term	14,027	23,196

	$45,733	$58,477

NOTE 10 —	COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND RELATED CHARGES

      During 2002 and 2001, the Company implemented a comprehensive cost reduction and restructuring program. This program included the 2002 sale of The Net Economy and eTESTING LABS, Inc. and the closure of Ziff Davis SMART BUSINESS and Yahoo! Internet Life. Further, during the nine months ended December 31, 2001, this program included the closure of Family PC, Expedia Travels, Smart Partner and the

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 10 — COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND RELATED CHARGES (continued)

consolidation of Interactive Week into eWEEK. The program was designed to eliminate unprofitable operations, consolidate facilities and reduce the Company’s workforce in order to decrease excess operating costs. As a result of this restructuring, the Company incurred a total pre-tax charge of $128,191 and $277,489 for the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively. These charges are reported in the Consolidated Statement of Operations for 2002 and 2001 as a $79,241 and $240,077 write-down of intangible assets, respectively, and a $48,950 and $37,412 net restructuring charge, respectively, and are comprised of the following:

		Nine Months
	Year Ended	Ended
	December 31,	December 31,
	2002	2001

Intangible asset impairment costs(a)	$79,241	$240,077
Fixed asset impairment costs(a)	5,974	11,570
Employee severance costs(b)	8,137	12,947
Costs to exit certain activities(c)	34,839	12,895

	$128,191	$277,489

(a)	Intangible asset impairment and fixed asset impairment costs are non-cash write-offs of fixed assets and intangible assets, primarily subscriber lists, tradenames, goodwill, capitalized software and leasehold improvements associated with discontinued publications and other businesses. These impairments are included in Writedown of intangible assets in the Consolidated Statements of Operations.

(b)	Employee severance costs relate to severance benefits and other related costs.

(c)	Costs to exit certain activities relate to the termination of contracts, closure or consolidation of offices and other related costs associated with the closure of publications and other businesses.

      The accrued restructuring costs balance of $23,392 at December 31, 2003 is included on the Consolidated Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses — long-term. The remaining accrued balance primarily relates to future real estate lease costs. During the year ended December 31, 2003, the Company made $12,398 of payments primarily related to real estate leases for vacant space. The Company anticipates making approximately $9,400 in cash payments related to this accrual in 2004, with the remainder being paid through 2019 due to the long-term nature of related real estate lease agreements. During the year ended December 31, 2003, the Company also recorded an adjustment of $6,238 to Restructuring charges, net in the Consolidated Statements of Operations relating to the reversal of a portion of the prior years’ accruals. This adjustment primarily related to real estate lease costs and reflected the Company’s recent sublet of excess space in its New York headquarters for an amount higher than originally estimated.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 10 —	COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND RELATED CHARGES (continued)

      The following tables summarize the activity with respect to the accrued restructuring charge balances from March 31, 2001 through December 31, 2003:

		Activity for the Nine Months Ended December 31, 2001

	Balance			Applied	Balance
	March 31,	Expenses/		Against	December 31,
	2001	Adjustments	Payments	Related Assets	2001

Employee severance costs	$—	$12,947	$(7,121)	$—	$5,826
Write-down of intangible assets	—	240,077	—	(240,077)	—
Financial restructuring, facility consolidation and other costs	—	24,465	(1,101)	(11,570)	11,794

Total	$—	$277,489	$(8,222)	$(251,647)	$17,620

		Activity for the Year Ended December 31, 2002

	Balance			Applied	Balance
	December 31,	Expenses/		Against	December 31,
	2001	Adjustments	Payments	Related Assets	2002

Employee severance costs	$5,826	$8,137	$(10,047)	$—	$3,916
Write-down of intangible assets	—	79,241	—	(79,241)	—
Financial restructuring, facility consolidation and other costs	11,794	40,813	(12,336)	(5,974)	34,297

Total	$17,620	$128,191	$(22,383)	$(85,215)	$38,213

		Activity for the Year Ended December 31, 2003

				Applied
	Balance			Against	Balance
	December 31,	Expenses/		Related	December 31,
	2002	Adjustments	Payments	Liability	2003

Employee severance costs	$3,916	$(485)	$(1,457)	$—	$1,974
Write-down of intangible assets	—		—	—	—
Financial restructuring, facility consolidation and other costs	34,297	(3,815)	(10,941)	1,877	21,418

Total	$38,213	$(4,300)	$(12,398)	$1,877	$23,392

NOTE 11 — INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the effective tax rates. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to the Company’s negative earnings in recent years, a valuation allowance equal to the net deferred tax asset has been established.

      Loss before income taxes is all attributable to the United States.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 11 — INCOME TAXES (continued)

      Components of the provision for income taxes are as follows:

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

U.S. federal income taxes:
Current	$—	$—	$—
Deferred	—	—	—
State and local taxes:
Current	30	61	56
Deferred	—	—	—
Foreign income taxes:	—
Current	195	197	198

Total provision	$225	$258	$254

      A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on loss before income taxes is as follows:

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	(1.1)	(0.1)	(0.1)
Permanent differences	(8.9)	(0.2)	(0.1)
Valuation allowance	(26.8)	(34.8)	(34.9)
Foreign operations	(11.6)	(0.1)	—
Other	—	0.1	—

Effective tax rate	(13.4)%	(0.1)%	(0.1)%

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 11 — INCOME TAXES (continued)

      Following is a summary of the components of the deferred tax accounts at December 31, 2003 and 2002:

	December 31,

	2003	2002

Current deferred tax assets and (liabilities):
Allowance for doubtful accounts	$909	$1,477
Prepaid expenses	(191)	(577)
Other	—	61

Current deferred net tax assets	718	961

Non-current deferred tax assets and (liabilities):
Basis difference in intangible assets	110,993	129,047
Basis difference in property and equipment	1,477	3,156
Start-up costs capitalized	3,149	4,949
Deferred rent	2,560	1,557
Other	124	420
Net operating loss and other carryforwards	153,894	139,329

Non-current deferred tax assets	272,197	278,458

Gross deferred tax assets	272,915	279,419
Valuation allowance	(272,915)	(279,419)

Net deferred tax assets	$—	$—

      The Company’s total deferred tax assets were $273,106 and $279,996 at December 31, 2003 and 2002, respectively. Total deferred tax liabilities were $191 and $577 at December 31, 2003 and 2002, respectively. Furthermore, in order to properly reflect the Company’s deferred tax assets, each year reflects the inclusion of the state deferred tax asset computed at an effective state income tax rate of 11.5%

      The Company’s provision for foreign taxes relates to withholding taxes paid on royalty income remitted from foreign intangible asset licensees.

      At December 31, 2003, the Company had aggregate net operating loss carryforwards for Federal and state income tax purposes of approximately $286,608 which will be available to reduce future taxable income. The net operating loss carryforwards will expire between March 31, 2021 and December 31, 2023 for Federal income tax purposes and between March 31, 2006 and December 31, 2023 for state income tax purposes.

NOTE 12 — DEBT

General

      As of December 31, 2003, total indebtedness was $309,031 and consisted of $180,988 of outstanding principal under the term loan portion of the Senior Credit Facility, $8,200 of outstanding principal under the revolving credit portion of the Senior Credit Facility, $12,280 of 12% Notes and $107,563 of senior subordinated compounding notes due 2009 (the “Compounding Notes”). In August 2002, the Company restructured its debt agreements (see Note 13) and at December 31, 2003, the Company was in compliance with all of the restrictive and information covenants related to these debt agreements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 12 — DEBT (continued)

Senior Credit Facility

      The Senior Credit Facility is collateralized by a first priority security interest in substantially all of the Company’s existing and future tangible and intangible assets. The Senior Credit Facility requires the Company to meet certain financial tests, including a maximum total leverage ratio and a maximum senior leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum capital expenditure amount. The Senior Credit Facility contains certain restrictive covenants, including restrictions on: (1) indebtedness, liens and guarantees; (2) mergers, consolidations and certain types of acquisitions and asset sales; and (3) dividends and stock repurchases.

      At December 31, 2003, no further borrowings are available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 5.42% to 5.92%. In October 2003, the Company made an unscheduled principal payment of $4,928 of the Senior Credit Facility in relation to proceeds from the sale of an international trademark to an unrelated third-party in September 2003.

      The Company is required to make an “excess cash flow” payment, as defined in our Senior Credit Facility, on or before April 14, 2004. This represents a mandatory repayment of our loans under the Senior Credit Facility, which the Company estimates will be approximately $6,800. This amount, along with the Company’s scheduled principal payments of $8,629 in 2004, has been classified as Current portion of long-term debt on the Consolidated Balance Sheet as of December 31, 2003.

      In connection with the Senior Credit Facility, the Company entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25,000 and a maturity date of October 11, 2003. Under this swap agreement, the Company received a floating interest rate based on the three-month LIBOR, which reset quarterly, and paid a fixed rate of interest each quarter for the term of the agreement. This swap was accounted for as a cash flow hedge and any change in the fair market value of the swap was recognized as other comprehensive income or loss within Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Deficit. The mark-to-market adjustment for the year ended December 31, 2003 was an unrealized gain of $1,346. The interest rate swap agreement ended on October 11, 2003 and was not renewed.

Compounding Notes

      As described in Note 13, the Company issued $90,334 of the Compounding Notes in August 2002 in connection with a financial restructuring. The Compounding Notes accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest after August 12, 2006, interest shall be payable in cash at a rate of 12.0% per annum. During the years ended December 31, 2003 and 2002, the Company compounded interest in the amount of $12,693 and $4,536, respectively. This compounding interest, net of the repayment of the Senior Credit Facility mentioned above, accounts for the change in Long-term debt on the Consolidated Balance Sheet between December 31, 2002 and 2003.

      The issuance of the Compounding Notes are being accounted for in accordance with the provisions of SFAS No. 15. Accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new debt agreements as compared to the previous debt agreements. This balance is included within long-term liabilities in the Company’s Consolidated Balance Sheet as Accrued interest — compounding notes in the amount of $89,532 and $100,909 at December 31, 2003 and 2002, respectively. It is being amortized as a reduction of

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 12 — DEBT (continued)

interest expense over the remaining term of the Compounding Notes. During the years ended December 31, 2003 and 2002, the Company amortized $11,377 and $4,077, respectively, against interest expense.

12% Notes

      On July 18, 2000, the Company issued $250,000 of the 12% Notes. Interest is paid semi-annually and the outstanding principal, which was reduced to $12,280 as part of the financial restructuring (See Note 13), is payable on July 15, 2010. The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries currently guarantee or will guarantee the 12% Notes.

Maturities

      Borrowings under the revolving portion of the Senior Credit Facility are due September 30, 2006 and may be repaid and reborrowed prior to maturity. Borrowings under the term loan portion of the Senior Credit Facility are payable in varying quarterly installments beginning September 2004 through March 2007.

      The scheduled annual maturities of the Senior Credit Facility, 12% Notes and Compounding Notes at December 31, 2003 are as follows:

2004	$15,429
2005	17,258
2006	86,478
2007	70,023
2008	—
Thereafter	119,843

$309,031

NOTE 13 — FINANCIAL RESTRUCTURING

      In order to address certain liquidity and debt compliance issues, the Company initiated a financial restructuring in 2001, which was completed on August 12, 2002. As part of the restructuring, the Company exchanged a combination of cash, Compounding Notes, preferred stock and warrants to purchase Ziff Davis Holdings common stock for most of the existing 12% Notes (collectively, the “Exchange Offer”). In addition, the Company amended and restated its Senior Credit Facility and received an equity contribution from Willis Stein.

      Key terms of the financial restructuring were as follows:

•	The Company received an equity contribution of $80,000 from Willis Stein in exchange for the issuance of a new series D redeemable preferred stock (the “Series D Preferred Stock”) with an aggregate liquidation preference of approximately $80,000 as well as approximately 38.6 million warrants, each representing the right to purchase one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share. The contribution was comprised of $10,100 of cash received during the quarter ended June 30, 2002, approximately $62,531 of cash received in August 2002, and approximately $7,369 in liquidation preference of Series D Preferred Stock issued by Ziff Davis Holdings in lieu of a cash payment which otherwise would have been owed to Willis Stein by Ziff Davis Media with respect to the 12% Notes held by Willis Stein.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 13 — FINANCIAL RESTRUCTURING (continued)

•	Accredited investors representing approximately 95.1% in aggregate principal amount of the Company’s 12% Notes who tendered their notes received an aggregate of approximately $21,158 in cash and $90,334 in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28,526 in liquidation preference of a new series of preferred stock (“Series E Preferred Stock”) and warrants for the purchase of approximately 5.2 million shares of common stock of Ziff Davis Holdings in exchange for their 12% Notes.

•	The Compounding Notes accrue interest in semi-annual periods, commencing on February 15 and August 15 of each year, with the first period starting on February 15, 2003. For the first four years, interest accrues at rates ranging from 12% to 14% and may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest accruing after August 12, 2006, interest shall be payable in cash at a rate of 12% per annum.

•	The Series E Preferred Stock accrues dividends at a rate of 10% per annum and is subject to mandatory redemption on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by the Company’s Board of Directors. In addition, so long as any Series D Preferred Stock remains outstanding, and without the prior written consent of Willis Stein, together with the holder or holders of a majority of the outstanding shares of Series D Preferred Stock, Ziff Davis Holdings will not be permitted directly or indirectly to pay or declare any cash dividend or make any distribution to the holders of Series E Preferred Stock (see Note 14), and the Senior Credit Facility and the indenture governing the Compounding Notes each restricts the payment of dividends to holders of capital stock of Ziff Davis Holdings.

•	Interest due to holders of the $12,280 principal amount of the 12% Notes not tendered previously due on July 15, 2002, was funded on August 14, 2002.

•	The Company amended and restated its Senior Credit Facility providing for, among other terms: (1) waiver of all existing defaults; (2) deferral of principal payments for eight quarters; (3) removal of the obligation to pay the default interest rate on the outstanding principal; and (4) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.

      The financial restructuring was accounted for in accordance with the troubled debt restructuring provisions of SFAS 15. Accordingly, no gain was recognized on the exchange, but rather the value of the Compounding Notes increased by an amount representing accrued interest (see Note 12).

      As a result of the financial restructuring and cost reduction program, the Company believes its cash on hand, coupled with future cash generated from operations will be sufficient to meet its liquidity, working capital and capital spending needs for 2004. The Company believes that, based upon current levels of operations it will be able to meet its debt service obligations for 2004 when due. The Company also believes that its Senior Credit Facility and Compounding Notes indenture contain achievable restrictive and information covenants which it will be able to meet in 2004. Significant assumptions and risks apply to this belief, including, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. (See “Business — Certain Risk Factors”).

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 14 — CAPITAL STRUCTURE

      The Company is authorized to issue 100,680,000 shares of capital stock and the Company’s balances at December 31, 2003 consist of:

Redeemable Preferred Stock

      Series A Redeemable Preferred Stock — The Company is authorized to issue 400,000 shares of series A redeemable preferred stock, $0.01 par value per share, (the “Series A Preferred Stock”). At December 31, 2003 and 2002 there were approximately 329,128 shares issued and outstanding. Prior to March 6, 2002, dividends on the Series A Preferred Stock accrued at a rate of 12% per annum. Commencing on March 6, 2002, dividends on the Series A Preferred Stock have accrued at a rate of 6.5% per annum. Each share of Series A Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series A Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series A Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

      Series B Redeemable Preferred Stock — The Company is authorized to issue 142,500 shares of series B redeemable preferred stock, $0.01 par value per share, (the “Series B Preferred Stock”). At December 31, 2003 and 2002 there were approximately 98,286 shares issued and outstanding. Prior to March 6, 2002, dividends on the Series B Preferred Stock accrued at a rate of 12.632% per annum. Commencing on March 6, 2002, dividends on the Series B Preferred Stock have accrued at a rate of 10.85% per annum. Each share of Series B Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series B Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series B Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

      Series C Convertible Preferred Stock — The Company is authorized to issue 7,500 shares of series C convertible preferred stock, $0.01 par value per share, (the “Series C Preferred Stock”). At December 31, 2003 and 2002 there were approximately 5,173 shares issued and outstanding. The Series C Preferred Stock shall not be entitled to receive any regularly scheduled dividend, however, holders would be entitled to dividends in the amount which would have been paid with respect to the common stock issuable upon conversion of the Series C Preferred Stock, in the event cash dividends be paid upon the Company’s common stock. Each share of Series C Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by the conversion price of the Series C Preferred Stock (which currently is $0.60 but which may be adjusted from time to time to account for stock splits, subdivisions and other similar events). The Series C Preferred Stock is convertible by the holders thereof at any time into shares of common stock. The number of shares of common stock obtained per share of Series C Preferred

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 14 — CAPITAL STRUCTURE (continued)

Stock will be determined by dividing $1,000, plus all accrued and unpaid dividends, by the conversion price, which currently is $0.60, but which may be adjusted from time to time to account for stock splits, subdivisions and other similar events. The Series C Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series C Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series C Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series C Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series C Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

      Series D Redeemable Preferred Stock — The Company is authorized to issue 100,000 shares of Series D Preferred Stock. At December 31, 2003 and 2002 there were approximately 80,207 shares issued and outstanding. Dividends on the Series D Preferred Stock accrue at a rate of 22.0% per annum. Each share of Series D Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series D Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company at a price per share of Series D Preferred Stock equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series D Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series D Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

      Series E Redeemable Preferred Stock — The Company is authorized to issue 30,000 shares of Series E Preferred Stock. At December 31, 2003 and 2002 there were approximately 28,526 shares issued and outstanding, respectively. Dividends on the Series E Preferred Stock accrue at a rate of 10% per annum. Such dividends will be payable in cash only if declared for payment by the Company’s Board of Directors. Each share of Series E Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends thereon, divided by $7.50. The Series E Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends thereon and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company at a price per Series E Preferred Share equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series E Preferred Stock may require the Company, upon written notice, to redeem all or any portion of the outstanding shares of Series E Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of series E preferred stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series E Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 14 — CAPITAL STRUCTURE (continued)

      The following table presents cumulative activity for each of the preferred stock accounts:

	Preferred Stock Series

	A	B	C	D	E	Loans	Total

Balance at March 31, 2001	$379,290	$—	$—	$—	$—	$(3,705)	$375,585
Issued	20,000	75,050	3,950	—	—	—	99,000
Converted	(20,458)	19,435	1,023	—	—	—	—
Redeemed	(47)	—	—	—	—	—	(47)
Dividends payable	35,783	5,666	—	—	—	—	41,449

Balance at December 31, 2001	$414,568	$100,151	$4,973	$—	$—	$(3,705)	$515,987
Issued	—	13,395	705	—	—	—	14,100
Issued in connection with financial restructuring	—	—	—	69,901	28,526	—	98,427
Converted	—	(9,799)	(505)	10,304	—	—	—
Dividends payable	29,183	12,570	—	6,948	1,112	—	49,813
Return of former CEO shares	(8,455)	—	—	—	—	3,705	(4,750)

Balance at December 31, 2002	$435,296	$116,317	$5,173	$87,153	$29,638	$—	$673,577
Dividends payable	28,992	13,143	—	20,813	3,077	—	66,025

Balance at December 31, 2003	$464,288	$129,460	$5,173	$107,966	$32,715	$—	$739,602

Common Stock

      Ziff Davis Holdings is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share, of which approximately 2,313,000 shares and 2,335,000 shares were issued and outstanding at December 31, 2003 and 2002, respectively. In connection with the consummation of the financial restructuring in August 2002 (see Note 13), Ziff Davis Holdings completed a reverse stock split of its common stock, pursuant to which Ziff Davis Holdings exchanged one new share for every 30 shares of its then outstanding common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

Restrictions on Transfer of Capital Stock

      There is an Investor Rights Agreement that restricts the transfer of certain shares of Ziff Davis Holdings’ capital stock by the parties thereto. The parties to the Investor Rights Agreement have granted Ziff Davis Holdings a right of first refusal with respect to its stock, which, if not exercised by Ziff Davis Holdings, may be exercised by Willis Stein and certain other of Ziff Davis Holdings’ stockholders. Each holder of shares generally has the right to participate in any transfer of shares by Willis Stein, with certain exceptions. In addition, Ziff Davis Holdings has agreed not to issue new equity securities (or securities with equity features) without giving Willis Stein and certain other of Ziff Davis Holdings’ stockholders an opportunity to purchase their pro rata share of the new securities on substantially the same terms, with certain exceptions. Each of Ziff Davis Holdings’ existing stockholders (other than the holders of Series E Preferred Stock or common stock obtained pursuant to the exercise of warrants) has agreed to consent to a sale of Ziff Davis Holdings or the assets of Ziff Davis Holdings if Willis Stein votes to approve the sale.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 14 — CAPITAL STRUCTURE (continued)

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

NOTE 15 — CONTRACTS WITH ZDI

      In connection with and prior to the acquisition of ZDP, the Company entered into certain agreements with ZDI pertaining to ZDNet, ZDI’s Internet division and Computer Shopper magazine.

      Prior to the acquisition, ZDP charged ZDNet an annual fee for the use of the editorial content of its publications. The annual fee, which was recorded as revenue, was equal to 5% of the first $100,000 of ZDNet’s revenue for the year, 4% of the next $50,000 of revenue and 3% of any incremental revenue over $150,000 for that year.

      As a result of the acquisition of ZDP, the royalty agreement was contractually formalized into a three-year exclusive license agreement with ZDNet and its parent CNET Networks Inc. (“CNET”) with an additional two years on a non-exclusive basis. After the third year, the contract began a two-year transition period in which fees would be reduced and ZDNet’s exclusive right to the Company’s content would be eliminated. The ZDNet agreement applied only to those publications existing at the date of the acquisition of ZDP. This agreement did not cover any new publications acquired or developed by the Company (such as CIO Insight or Baseline), to which the Company retained all the rights in every medium and it specifically allowed the Company, in certain circumstances, to transact e-commerce independently of ZDNet.

      On January 19, 2001, the Company amended the content license agreement to provide that beginning on March 1, 2001, ZDNet’s content license became non-exclusive and on March 1, 2002, all of ZDNet’s license rights to content from the Company’s magazines would be terminated. The term of the content license agreement was subsequently extended until April 30, 2002, without any further payments required from ZDNet. In addition, ZDNet’s right and obligation to maintain websites for the Company’s publications terminated and the Company obtained the right to host these websites starting April 1, 2001. As consideration for amending the license agreement, ZDNet paid the Company a royalty termination fee of $4,500, of which $2,200 and $2,300 was paid on March 1, 2001 and 2002, respectively. The Company recognized the termination fee pro rata over the contract term.

Computer Shopper Services Agreement

      Under this agreement, the Company provided distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid the Company its costs in relation to the performance of these services, plus an additional $5,000 annually in fees. On January 19, 2001, the Company agreed with ZDI to terminate the services agreement and enter into a new two year agreement with CNET effective March 1,

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 15 — CONTRACTS WITH ZDI (continued)

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

NOTE 16 — EARNINGS PER SHARE

      Earnings per share have been omitted on the basis that there are no public common shareholders.

NOTE 17 — EMPLOYEE BENEFIT PLANS

401(k) Plan

      The Company has established a tax-qualified 401(k) employee savings and profit sharing plan, for all of its employees who meet the 401(k) plan’s eligibility requirement. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees and income earned on the 401(k) plan contributions are not taxable to the employees until withdrawn from the 401(k) plan. Employees may make contributions to the plan, which are partially matched by the Company; both employee and Company contributions are subject to certain limitations. The Company may also make additional discretionary profit-sharing contributions to the 401(k) plan. The Company did not make any discretionary profit-sharing contributions for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001.

Stock Option Plans

      In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”) which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings’ common stock to eligible employees, directors, officers, consultants and advisors (each a “participant”). Under the terms of the 2001 Stock Option Plan, options to purchase 2,630,000 shares (87,667 shares after the 1:30 stock split) of Ziff Davis Holdings’ common stock were reserved for issuance under this Plan. The option price per share of common stock was fixed at fair value by the Board of Directors and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 20% per year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the years ended December 31, 2003 and 2002 and nine months ended December 31, 2001.

      In the fiscal year ended December 31, 2002, the Company’s Board of Directors adopted the 2002 Ziff Davis Holdings Employee Stock Option Plan (the “2002 Stock Option Plan”), which provides for the issuance of non-qualified stock options to purchase shares of certain classes of Ziff Davis Holdings capital stock to eligible employees, directors, officers, consultants and advisors. Pursuant to the 2002 Stock Option Plan, as amended and restated in March 2003, the Company may issue options to purchase shares of Ziff Davis Holdings capital stock, the following number of which are reserved for issuance under the plan: 9,619,171 shares of common stock; 58,081 shares of Series A Preferred Stock; 17,344 shares of Series B

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 17 — EMPLOYEE BENEFIT PLANS (continued)

Preferred Stock; and 14,117 shares of Series D Preferred Stock. The option price per share for any participant shall be determined by the Company’s compensation committee at the time of grant and generally shall equal, with respect to options to purchase the Series B Preferred Stock and the Series D Preferred Stock granted after June 2003, $1,000 plus the per share dividends that have accrued on such stock from and after August 12, 2002. Generally, options granted pursuant to the 2002 Stock Option Plan will have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary of the date of grant. The options shall be subject to certain restrictions on exercisability and shall be subject to repurchase by the Company in certain circumstances.

      In addition, in the event the Company pays any dividend on any one or more classes of capital stock subject to outstanding options granted pursuant to the 2002 Stock Option Plan, the exercise price with respect to such options to purchase shares of such classes of capital stock will be reduced by the applicable per share amount of such dividend (with any excess per share amount of the dividend paid to the optionee with respect to any shares of the option that are vested at the time of the dividend). Also, in the event the Company redeems or otherwise acquires any shares of the Company’s capital stock originally issued to Willis Stein, each optionee of outstanding options granted pursuant to the 2002 Stock Option Plan shall be paid the applicable per share spread value as defined with respect to (and the option shall terminate with respect to) the lesser of: (1) the number of shares of such class of stock that would have been issuable to such optionee had the option been fully vested and exercisable, multiplied by the percentage of shares of such class redeemed or otherwise acquired; and (2) the number of shares the optionee would be entitled to purchase if the vested portion of the option at the time of such event was exercisable. In the event that (a) a payment to the optionee pursuant to the preceding two sentences is less than the payment that would have been made had the option been fully vested at the time of the dividend or redemption (such amount the “Unvested Deficit”) and (b) within ninety days of such dividend or redemption, (1) a sale of the Company is consummated or (2) an agreement to sell the Company is executed and the sale pursuant to such agreement is consummated within 180 days, the optionee has rights to obtain additional payment up to the Unvested Deficit.

      During 2003, the Company’s Board of Directors or compensation committee thereof authorized the Company’s officers to execute and deliver option agreements with respect to an aggregate number of 10,652 shares of Series D Preferred Stock; 13,089 shares of Series B Preferred Stock; 43,814 shares of Series A Preferred Stock; and 6,975,000 shares of Common Stock. In connection with such authorization, the Company prepared and distributed form option agreements not executed by the Company to most of the authorized optionees. The Company has received signatures on such agreements from approximately one-half of such authorized optionees but has not executed any such agreements. Consequently, no options were deemed issued and outstanding at December 31, 2003 with respect to such authorized grants. The Company anticipates that during 2004 it will require the authorized optionees who have not returned signed agreements to do so or forfeit their ability to receive such options, and after such deadline the Company will execute all signed option agreements received from the authorized optionees and issue such options.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 17 — EMPLOYEE BENEFIT PLANS (continued)

      A summary of the status of the Company’s 2001 Stock Option Plan as of December 31, 2003, 2002 and 2001, and changes during the two fiscal years and nine months then ended, respectively, is presented below:

		Weighted Average
	Number of Shares	Price Per Share

Balance at March 31, 2001	2,201,864	$0.25
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(819,798)	0.25

Balance at December 31, 2001	1,382,066	0.25
Reverse stock split	(1,335,997)	0.25
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(19,114)	7.50

Balance at December 31, 2002	26,955	7.50
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(5,459)	7.50

Balance at December 31, 2003	21,496	$7.50

      No options were exercisable at December 31, 2003, 2002 and 2001 or at March 31, 2001.

      As permitted by SFAS No. 123, the Company has chosen to account for employee stock options under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized with respect to options issued pursuant to the 2001 Stock Option Plan. The Company believes that options issued pursuant to the 2002 Stock Option Plan will be deemed variable price options, the value of which will be recorded as an expense once these options are executed and issued.

      If the Company had accounted for employee stock options under the fair value based method, pro forma net loss for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 would have increased by approximately $2, $0 and $0, respectively. As the Company has no public equity, fair value of the options was calculated under the minimum value method utilizing a risk-free interest rate of 4.62% and an expected option life of 5 years for the year ended March 31, 2001.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 18 — OPERATING LEASE COMMITMENTS

      The Company is obligated under a number of operating leases which expire at various dates through 2019. As of December 31, 2003, future minimum rental commitments under non-cancelable operating leases (net of sublease proceeds) for future fiscal years are as follows:

	Gross Rental	Sublease	Net Rental
	Commitments	Income	Commitments

2004	$19,000	$7,837	$11,163
2005	14,166	8,376	5,790
2006	14,705	8,367	6,338
2007	14,221	7,998	6,223
2008	14,177	8,059	6,118
Thereafter	149,307	95,769	53,538

	$225,576	$136,406	$89,170

      The Company’s rent expense for subleased facilities amounted to approximately $11,207, $10,622 and $11,584 for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively. Sublease income for these facilities amounted to approximately $7,542, $6,924 and $2,977 for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively.

NOTE 19 — CONTINGENCIES

Legal Proceedings

      On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement, and various other claims arising out of the termination of his employment. The Company made a motion to dismiss in December 2001, which was subsequently denied as against Ziff Davis Media and granted as against defendants Alan Perlman and Willis Stein. In June 2003, the Appellate Division modified the lower court’s order to grant defendants’ motion to dismiss plaintiff’s claim for punitive damages and otherwise affirmed the lower court’s order. The Company believes it has meritorious defenses to the claims raised and intends to continue vigorously defending this lawsuit. The Company cannot assure you, however, that it will prevail in this matter or comment as to the amount of monetary damages, if any, that the plaintiff could be awarded were the plaintiff to prevail.

      Ziff Davis Media was a defendant, along with numerous other magazine publishing companies, in In Re Magazine antitrust litigation, a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleging a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The Court in February 2004 approved a settlement agreement which does not impose any payment obligations upon the defendants and the action was dismissed.

      In March 2002, Ziff Davis France (“ZDF”) and other unrelated parties were sued by a freelance author alleging that certain publication of his works infringed his rights, which case was dismissed pursuant to a settlement agreement in July 2003.

      The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, it does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION

Guarantor Financial Information

      Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that: (1) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries; (2) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media; and (3) Ziff Davis Holdings has unconditionally guaranteed the 12% Notes and the Compounding Notes.

      The following tables present combining financial data detailing Ziff Davis Holdings, Ziff Davis Media, the guarantor subsidiaries and related elimination entries.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	At December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$47,308	$—	$47,308
Accounts receivable, net	—	—	32,836	—	32,836
Inventories	—	—	321	—	321
Prepaid expenses and other current assets	—	—	7,010	—	7,010
Due from (to) affiliates	1	(151,939)	151,938	—	—

Total current assets	1	(151,939)	239,413	—	87,475
Property and equipment, net	—	—	15,206	—	15,206
Investments in subsidiaries, equity method	(123,750)	(71,876)	—	195,626	—
Intangible assets, net	—	—	220,544	—	220,544
Goodwill, net	—	—	38,139	—	38,139
Note receivable — affiliate	—	486,100	—	(486,100)	—
Other assets, net	—	12,712	2,832	—	15,544

Total assets	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$13,938	$—	$13,938
Accrued expenses and other current liabilities	—	1,040	30,666	—	31,706
Current portion of long-term debt	—	15,766	—	—	15,766
Unexpired subscriptions and deferred revenue, net	—	—	25,170	—	25,170

Total current liabilities	—	16,806	69,774	—	86,580
Long-term debt	—	293,265	—	—	293,265
Accrued interest — compounding notes	—	89,532	—	—	89,532
Note payable — affiliate	—	—	486,100	(486,100)	—
Accrued expenses — long-term	—	—	14,027	—	14,027
Other non-current liabilities	—	—	17,253	—	17,253

Total liabilities	—	399,603	587,154	(486,100)	500,657

Redeemable preferred stock	739,602	—	—	—	739,602

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,343	—	28	(28)	17,343
Stock subscription loans	(14)	—	—	—	(14)
Additional paid-in capital	8,468	566,631	632,378	(1,199,009)	8,468
Accumulated (deficit) equity	(889,148)	(691,237)	(704,660)	1,395,897	(889,148)

Total stockholders’ deficit	(863,351)	(124,606)	(71,020)	195,626	(863,351)

Total liabilities and stockholders’ (deficit) equity	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	At December 31, 2002

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$1	$28,267	$13,022	$—	$41,290
Accounts receivable, net	—	—	30,596	—	30,596
Inventories	—	—	334	—	334
Prepaid expenses and other current assets	—	—	7,465	—	7,465
Due (to) from affiliates	—	(144,718)	144,718	—	—

Total current assets	1	(116,451)	196,135	—	79,685
Property and equipment, net	—	—	23,481	—	23,481
Investments in subsidiaries, equity method	(121,841)	(121,960)	—	243,801	—
Intangible assets, net	—	—	238,036	—	238,036
Goodwill, net	—	—	38,340	—	38,340
Note receivable — affiliate	—	503,025	—	(503,025)	—
Other assets, net	—	14,870	—	—	14,870

Total assets	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$11,466	$—	$11,466
Accrued expenses and other current liabilities	—	1,352	33,929	—	35,281
Unexpired subscriptions and deferred revenue, net	—	—	29,542	—	29,542

Total current liabilities	—	1,352	74,937	—	76,289
Long-term debt	—	301,266	—	—	301,266
Accrued interest — compounding notes	—	100,909	—	—	100,909
Note payable — affiliate	—	—	503,025	(503,025)	—
Accrued expenses — long-term	—	—	23,196	—	23,196
Other non-current liabilities	—	—	15,938	—	15,938

Total liabilities	—	403,527	617,096	(503,025)	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	566,631	537,565	(1,104,196)	8,468
Accumulated (deficit) equity	(821,214)	(689,328)	(659,931)	1,349,259	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholders’ (deficit) equity	(795,417)	(124,043)	(121,104)	243,801	(796,763)

Total liabilities and stockholders’ (deficit) equity	$(121,840)	$279,484	$495,992	$(259,224)	$394,412

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$194,107	$—	$194,107

Operating expenses:
Cost of production	—	—	60,622	—	60,622
Selling, general and administrative expenses	—	—	98,973	—	98,973
Depreciation and amortization of property and equipment	—	—	10,793	—	10,793
Amortization of intangible assets	—	—	15,108	—	15,108
Restructuring charges, net	—	—	(6,238)	—	(6,238)

Total operating expenses	—	—	179,258	—	179,258

Income from operations	—	—	14,849	—	14,849
Equity in (loss) income from subsidiaries	(1,909)	(44,729)	—	46,638	—
Gain on sale of assets, net	—	2,544	65	—	2,609
Intercompany interest income (expense)	—	59,757	(59,757)	—	—
Interest (expense) income, net		(19,481)	339	—	(19,142)

(Loss) income before income taxes	(1,909)	(1,909)	(44,504)	46,638	(1,684)
Income tax provision	—	—	225	—	225

Net (loss) income	$(1,909)	$(1,909)	$(44,729)	$46,638	$(1,909)

	Year Ended December 31, 2002

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$209,037	$—	$209,037

Operating expenses:
Cost of production	—	—	75,835	—	75,835
Selling, general and administrative expenses	—	—	125,171	—	125,171
Depreciation and amortization of property and equipment	—	—	18,851	—	18,851
Amortization of intangible assets	—	—	18,919	—	18,919
Restructuring charges, net	—	—	48,950	—	48,950
Write-down of intangible assets	—	—	79,241	—	79,241

Total operating expenses	—	—	366,967	—	366,967

Loss from operations	—	—	(157,930)	—	(157,930)
Equity in (loss) income from subsidiaries	(196,844)	(218,963)	—	415,807	—
Gain on sale of assets, net	—	—	634	—	634
Intercompany interest income (expense)	—	61,473	(61,473)	—	—
Interest income (expense), net	4	(39,331)	41	—	(39,286)

(Loss) income before income taxes	(196,840)	(196,821)	(218,728)	415,807	(196,582)
Income tax provision	—	23	235	—	258

Net (loss) income	$(196,840)	$(196,844)	$(218,963)	$415,807	$(196,840)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Nine Months Ended December 31, 2001

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$215,859	$—	$215,859

Operating expenses:
Cost of production	—	—	81,726	—	81,726
Selling, general and administrative expenses	—	1	164,350	—	164,351
Depreciation and amortization of property and equipment	—	—	20,870	—	20,870
Amortization of intangible assets	—	—	41,766	—	41,766
Restructuring charges, net	—	—	37,412	—	37,412
Write-down of intangible assets	—	—	240,077	—	240,077

Total operating expenses	—	1	586,201	—	586,202

Loss from operations	—	(1)	(370,342)	—	(370,343)
Equity in loss from joint ventures	—	—	(192)	—	(192)
Equity in (loss) income from subsidiaries	(415,693)	(427,419)	—	843,112	—
Loss on sale of joint venture	—	—	(7,802)	—	(7,802)
Intercompany interest income (expense)	—	47,439	(47,439)	—	—
Interest income (expense), net	22	(37,285)	430	—	(36,833)

(Loss) income before income taxes	(415,671)	(417,266)	(425,345)	843,112	(415,170)
Income tax provision (benefit)	(247)	(1,573)	2,074	—	254

Net (loss) income	$(415,424)	$(415,693)	$(427,419)	$843,112	$(415,424)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(1,909)	$(1,909)	$(44,729)	$46,638	$(1,909)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	25,901	—	25,901
Provision for doubtful accounts	—	—	557	—	557
Non-cash rent income	—	—	(1,617)	—	(1,617)
Non-cash interest expense on compounding notes, net	—	1,316	—	—	1,316
Amortization of debt issuance costs	—	2,158	—	—	2,158
Gain on sale of assets	—	—	(2,609)	—	(2,609)
Non-cash restructuring charges	—	—	(6,238)	—	(6,238)
Equity in loss (income) of subsidiaries	1,909	44,729	—	(46,638)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(2,797)	—	(2,797)
Inventories	—	—	13	—	13
Accounts payable and accrued expenses	—	(312)	(3,016)	—	(3,328)
Unexpired subscriptions and deferred revenue, net	—	—	(4,697)	—	(4,697)
Due (to) from affiliate	(1)	(859)	860	—	—
Prepaid expenses and other, net	—	1,346	439	—	1,785

Net cash (used) provided by operating activities	(1)	46,469	(37,933)	—	8,535

Cash flows from investing activities:
Capital expenditures	—	—	(2,518)	—	(2,518)
Net proceeds from sale of assets	—	—	4,929	—	4,929
Investments in subsidiaries	—	(86,733)	—	86,733	—

Net cash (used) provided by investing activities	—	(86,733)	2,411	86,733	2,411

Cash flows from financing activities:
Proceeds from capital contributions	—	—	86,733	(86,733)	—
Repayment of borrowings under senior credit facilities	—	(4,928)	—	—	(4,928)
Proceeds from collection of intercompany notes receivable	—	16,925	—	(16,925)	—
Repayment of intercompany notes payable	—	—	(16,925)	16,925	—

Net cash provided (used) by financing activities	—	11,997	69,808	(86,733)	(4,928)

Net (decrease) increase in cash and cash equivalents	(1)	(28,267)	34,286	—	6,018
Cash and cash equivalents at beginning of period	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of period	$—	$—	$47,308	$—	$47,308

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2002

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(196,840)	$(196,844)	$(218,963)	$415,807	$(196,840)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	37,770	—	37,770
Provision for doubtful accounts	—	—	1,331	—	1,331
Non-cash rent expense	—	—	2,452	—	2,452
Non-cash interest expense on compounding notes, net	—	459	—	—	459
Amortization of debt issuance costs	—	2,473	—	—	2,473
Gain on sale of asset	—	—	(634)	—	(634)
Non-cash restructuring charges	—	—	5,974	—	5,974
Write-down of intangible assets	—	—	79,241	—	79,241
Equity in loss (income) of subsidiaries	196,844	218,963	—	(415,807)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	12,354	—	12,354
Inventories	—	—	26	—	26
Accounts payable and accrued expenses	—	(14,601)	20,972	—	6,371
Unexpired subscriptions and deferred revenue, net	—	—	(1,327)	—	(1,327)
Due from (to) affiliate	34,896	(17,235)	(17,661)	—	—
Prepaid expenses and other, net	—	454	1,894	—	2,348

Net cash provided (used) by operating activities	34,900	(6,331)	(76,571)	—	(48,002)

Cash flows from investing activities:
Capital expenditures	—	—	(2,567)	—	(2,567)
Net proceeds from sale of assets	—	—	1,554	—	1,554
Investments in subsidiaries	(112,931)	(101,929)	—	214,860	—

Net cash (used) provided by investing activities	(112,931)	(101,929)	(1,013)	214,860	(1,013)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	77,631	—	—	—	77,631
Proceeds from capital contributions	—	112,931	101,929	(214,860)	—
Net borrowings under senior credit facilities	—	21,000	—	—	21,000
Repayment of borrowings under senior credit facilities	—	(6,085)	—	—	(6,085)
Proceeds from collection of intercompany notes receivable	—	14,425	—	(14,425)	—
Repayment of intercompany notes payable		—	(14,425)	14,425	—
Debt issuance costs	—	(1,039)	—	—	(1,039)
Payments to 12% Note holders in connection with restructuring	—	(21,158)	—	—	(21,158)

Net cash provided (used) by financing activities	77,631	120,074	87,504	(214,860)	70,349

Net (decrease) increase in cash and cash equivalents	(400)	11,814	9,920	—	21,334
Cash and cash equivalents at beginning of period	401	16,453	3,102	—	19,956

Cash and cash equivalents at end of period	$1	$28,267	$13,022	$—	$41,290

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Nine Months Ended December 31, 2001

	Ziff Davis	Ziff Davis
	Holdings Inc.(1)	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(415,424)	$(415,693)	$(427,419)	$843,112	$(415,424)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	62,636	—	62,636
Equity in loss from joint ventures	—	—	192	—	192
Loss on sale of joint venture	—	—	7,802	—	7,802
Provision for doubtful accounts	—	—	1,645	—	1,645
Non-cash rent expense	—	700	1,704	—	2,404
Amortization of debt issuance costs	—	1,666	—	—	1,666
Non-cash restructuring charges	—	—	11,570	—	11,570
Write-down of intangible assets	—	—	240,077	—	240,077
Equity in loss of subsidiaries	415,693	427,419	—	(843,112)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	5,828	—	5,828
Inventories	—	—	742	—	742
Accounts payable and accrued expenses	—	6,044	8,222	—	14,266
Unexpired subscriptions and deferred revenue, net	—	—	(10,967)	—	(10,967)
Due (to) from affiliate	(247)	39,891	(39,290)	—	354
Prepaid expenses and other, net	—	(1,800)	13,871	—	12,071

Net cash provided (used) by operating activities	22	58,227	(123,387)	—	(65,138)

Cash flows from investing activities:
Capital expenditures	—	—	(23,336)	—	(23,336)
Distributions from joint venture	—	—	125	—	125
Net proceeds from sale of joint venture	—	—	4,051	—	4,051
Net proceeds from sale of international operations	—	—	10,500	—	10,500
Investments in subsidiaries	(99,200)	(120,396)	—	219,596	—
Acquisitions and investments, net of cash acquired	—	—	(44)	—	(44)

Net cash (used) provided by investing activities	(99,200)	(120,396)	(8,704)	219,596	(8,704)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	—	—	—	4
Proceeds from issuance of preferred stock	98,953	—	—	—	98,953
Proceeds from capital contributions	—	101,700	117,896	(219,596)	—
Net borrowings under senior credit facilities	—	10,000	—	—	10,000
Repayment of borrowings under senior credit facilities	—	(39,966)	—	—	(39,966)
Proceeds from collection of intercompany notes receivable	—	5,703	—	(5,703)	—
Repayment of intercompany notes payable	—	—	(5,703)	5,703	—
Debt issuance costs	—	(704)	—	—	(704)

Net cash provided (used) by financing activities	98,957	76,733	112,193	(219,596)	68,287

Net (decrease) increase in cash and cash equivalents	(221)	14,564	(19,898)	—	(5,555)
Cash and cash equivalents at beginning of period	622	1,889	23,000	—	25,511

Cash and cash equivalents at end of period	$401	$16,453	$3,102	$—	$19,956

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

Restricted and Unrestricted Subsidiaries Financial Data

      Ziff Davis Media is the borrower and Ziff Davis Holdings’ and Ziff Davis Media’s consolidated subsidiaries are all guarantors under the Company’s debt agreements on a full, unconditional, joint and several basis. Under the Senior Credit Facility, the Company is required to exclude the results of operations of the Unrestricted Subsidiaries and separately report the combining financial statements of the Restricted and Unrestricted Subsidiaries, as defined in these agreements. Reflected below are combining balance sheets and statements of operations for the Company detailing the Restricted and Unrestricted Subsidiaries.

	At December 31, 2003

		Ziff Davis
		Media Inc. and
	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$47,308	$—	$—	$47,308
Accounts receivable, net	—	25,095	7,741	—	32,836
Inventories	—	321	—	—	321
Prepaid expenses and other current assets	—	6,701	309	—	7,010
Due from (to) affiliates	1	7,949	(7,950)	—	—

Total current assets	1	87,374	100	—	87,475

Property and equipment, net	—	14,779	427	—	15,206
Investments in subsidiaries, cost method	564,131	164,400	—	(728,531)	—
Intangible assets, net	—	220,544	—	—	220,544
Goodwill, net	—	38,139	—	—	38,139
Other assets, net	—	15,544	—	—	15,544

Total assets	$564,132	$540,780	$527	$(728,531)	$376,908

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$13,151	$787	$—	$13,938
Accrued expenses and other current liabilities	—	28,188	3,518	—	31,706
Current portion of long-term debt	—	15,766	—	—	15,766
Unexpired subscriptions and deferred revenue, net	—	24,437	733	—	25,170

Total current liabilities	—	81,542	5,038	—	86,580
Long-term debt	—	293,265	—	—	293,265
Accrued interest — compounding notes	—	89,532	—	—	89,532
Accrued expenses — long-term	—	14,027	—	—	14,027
Other non-current liabilities	—	17,253	—	—	17,253

Total liabilities	—	495,619	5,038	—	500,657

Redeemable preferred stock	739,602	—	—	—	739,602

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,343	—	28	(28)	17,343
Stock subscription loans	(14)	—	—	—	(14)
Additional paid-in capital	8,468	564,131	163,138	(727,269)	8,468
Accumulated deficit	(201,267)	(518,970)	(168,911)	—	(889,148)

Total stockholders’ (deficit) equity	(175,470)	45,161	(4,511)	(728,531)	(863,351)

Total liabilities and stockholders’ equity (deficit)	$564,132	$540,780	$527	$(728,531)	$376,908

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	At December 31, 2002

		Ziff Davis
		Media Inc. and
	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$1	$41,287	$2	$—	$41,290
Accounts receivable, net	—	26,645	3,951	—	30,596
Inventories	—	334	—	—	334
Prepaid expenses and other current assets	—	6,811	654	—	7,465
Due from (to) affiliates	—	7,950	(7,950)	—	—

Total current assets	1	83,027	(3,343)	—	79,685

Property and equipment, net	—	20,604	2,877	—	23,481
Investments in subsidiaries, cost method	564,131	154,221	—	(718,352)	—
Intangible assets, net	—	238,036	—	—	238,036
Goodwill, net	—	38,340	—	—	38,340
Other assets, net	—	14,870	—	—	14,870

Total assets	$564,132	$549,098	$(466)	$(718,352)	$394,412

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$10,266	$1,200	$—	$11,466
Accrued expenses and other current liabilities	—	32,985	2,296	—	35,281
Unexpired subscriptions and deferred revenue, net	—	29,481	61	—	29,542

Total current liabilities	—	72,732	3,557	—	76,289
Long-term debt	—	301,266	—	—	301,266
Accrued interest — compounding notes	—	100,909	—	—	100,909
Accrued expenses — long-term	—	23,196	—	—	23,196
Other non-current liabilities	—	15,938	—	—	15,938

Total liabilities	—	514,041	3,557	—	517,598

Redeemable preferred stock	673,577	—	—	—	673,577

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,901	—	28	(28)	17,901
Stock subscription loans	(572)	—	—	—	(572)
Additional paid-in capital	8,468	564,131	152,959	(717,090)	8,468
Accumulated deficit	(135,242)	(527,728)	(158,244)	—	(821,214)
Accumulated other comprehensive loss	—	(1,346)	—	—	(1,346)

Total stockholders’ (deficit) equity	(109,445)	35,057	(4,023)	(718,352)	(796,763)

Total liabilities and stockholders’ (deficit) equity	$564,132	$549,098	$(466)	$(718,352)	$394,412

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2003

		Ziff Davis
		Media Inc. and
	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Total

Revenue, net	$—	$162,121	$31,986	$194,107

Operating expenses:
Cost of production	—	57,950	2,672	60,622
Selling, general and administrative expenses	—	61,447	37,526	98,973
Depreciation and amortization of property and equipment	—	8,273	2,520	10,793
Amortization of intangible assets	—	15,108	—	15,108
Restructuring charges, net	—	(6,238)	—	(6,238)

Total operating expenses	—	136,540	42,718	179,258

Income (loss) from operations	—	25,581	(10,732)	14,849
Gain on sale of assets, net	—	2,544	65	2,609
Interest expense, net		(19,142)	—	(19,142)

Income (loss) before income taxes		8,983	(10,667)	(1,684)
Income tax provision	—	225	—	225

Net income (loss)	$	$8,758	$(10,667)	$(1,909)

	Year Ended December 31, 2002

		Ziff Davis
		Media Inc. and
	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Total

Revenue, net	$—	$183,347	$25,690	$209,037

Operating expenses:
Cost of production	—	70,442	5,393	75,835
Selling, general and administrative expenses	—	78,647	46,524	125,171
Depreciation and amortization of property and equipment	—	15,215	3,636	18,851
Amortization of intangible assets	—	18,919	—	18,919
Restructuring charges, net	—	47,985	965	48,950
Write-down of intangible assets	—	79,163	78	79,241

Total operating expenses	—	310,371	56,596	366,967

Loss from operations	—	(127,024)	(30,906)	(157,930)
Gain on sale of assets, net	—	—	634	634
Interest income (expense), net	4	(39,290)	—	(39,286)

Income (loss) before income taxes	4	(166,314)	(30,272)	(196,582)
Income tax provision	—	258	—	258

Net income (loss)	$4	$(166,572)	$(30,272)	$(196,840)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 20 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Nine Months Ended December 31, 2001

		Ziff Davis
		Media Inc. and
	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Total

Revenue, net	$—	$197,239	$18,620	$215,859

Operating expenses:
Cost of production	—	74,947	6,779	81,726
Selling, general and administrative expenses	—	105,741	58,610	164,351
Depreciation and amortization of property and equipment	—	12,626	8,244	20,870
Amortization of intangible assets	—	41,766	—	41,766
Restructuring charges, net	—	34,077	3,335	37,412
Write-down of intangible assets	—	219,795	20,282	240,077

Total operating expenses	—	488,952	97,250	586,202

Loss from operations	—	(291,713)	(78,630)	(370,343)
Equity in loss from joint ventures	—	(192)	—	(192)
Loss on sale of joint venture	—	(7,802)	—	(7,802)
Interest income (expense), net	22	(36,855)	—	(36,833)

Income (loss) before income taxes	22	(336,562)	(78,630)	(415,170)
Income tax (benefit) provision	(247)	1,341	(840)	254

Net income (loss)	$269	$(337,903)	$(77,790)	$(415,424)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 21 —	RELATED PARTY TRANSACTIONS

      Investment funds affiliated with Willis Stein are also shareholders of USApubs Inc. (“USApubs”), a marketer of magazine subscriptions and other services. The Company sells subscriptions to its publications both directly and through independent subscription marketing companies including USApubs. For the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, the Company paid approximately $1,289, $2,500 and $2,900 in fees, respectively, to USApubs and had accounts payable to USApubs of approximately $47 and $60 at December 31, 2003 and 2002, respectively.

      The Company reimburses travel and other out-of-pocket expenses of its directors and staff, including the directors from Willis Stein. The Company also reimbursed Willis Stein for travel and other out-of-pocket expenses related to Avy Stein serving as interim CEO for a portion of 2001. During the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, the Company paid approximately $100, $89 and $700 of such director reimbursement expenses, respectively, and had a related prepaid asset of $54 on the Consolidated Balance Sheet at December 31, 2003.

NOTE 22 — TRANSITION PERIOD COMPARATIVE DATA

      The following tables present certain financial information of the Company for the nine months ended December 31, 2001 and 2000.

Consolidated Statements of Operations

	Nine Months Ended
	December 31,

	2001	2000

		(Unaudited)
Revenue, net	$215,859	$346,699

Operating expenses:
Cost of production	81,726	106,398
Selling, general and administrative expenses	164,351	179,381
Depreciation and amortization of property and equipment	20,870	11,261
Amortization of intangible assets	41,766	35,899
Restructuring charges, net	37,412	—
Write-down of intangible assets	240,077	—

Total operating expenses	586,202	332,939

(Loss) income from operations	(370,343)	13,760
Equity in (loss) income from joint ventures	(192)	983
Loss on sale of joint venture	(7,802)	—
Interest expense, net	(36,833)	(44,807)

Loss before income taxes	(415,170)	(30,064)
Income tax provision	254	761

Net loss	$(415,424)	$(30,825)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 22 — TRANSITION PERIOD COMPARATIVE DATA (continued)

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31,

	2001	2000

		(unaudited)
Cash flows from operating activities:
Net loss	$(415,424)	$(30,825)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	62,636	47,160
Equity in loss (income) from joint ventures	192	(983)
Loss on sale of joint venture	7,802	—
Provision for doubtful accounts	1,645	3,457
Non-cash rent expense	2,404	1,497
Amortization of debt issuance costs	1,666	1,569
Non-cash restructuring charges	11,570	—
Write-down of intangible assets	240,077	—
Changes in working capital:
Accounts receivable	5,828	(1,668)
Inventories	742	8,474
Accounts payable and accrued expenses	14,266	31,327
Unexpired subscriptions and deferred revenue, net	(10,967)	(9,320)
Prepaid expenses and other, net	12,425	(6,811)

Net cash provided (used) by operating activities	(65,138)	43,877

Cash flows from investing activities:
Capital expenditures	(23,336)	(18,945)
Distributions from joint venture	125	3,100
Net proceeds from sale of joint venture	4,051	—
Net proceeds from sale of international operations	10,500	28,484
Acquisitions and investments, net of cash acquired	(44)	(275)
Acquisition of ZDP, net of cash acquired	—	(798,328)

Net cash used by investing activities	(8,704)	(785,964)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	19,043
Proceeds from issuance of preferred stock	98,953	333,925
Proceeds from long-term borrowings	—	605,000
Net borrowings under senior credit facilities	10,000	—
Repayment of borrowings under senior credit facilities	(39,966)	(94,710)
Proceeds from issuance of senior secured notes	—	125,000
Repayment of borrowings under senior secured notes	—	(125,000)
Proceeds from issuance of senior subordinated notes	—	175,000
Repayment of borrowings under senior subordinated notes	—	(175,000)
Debt issuance costs	(704)	(20,915)

Net cash provided by financing activities	68,287	842,343

Net increase (decrease) in cash and cash equivalents	(5,555)	100,256
Cash and cash equivalents, beginning of period	25,511	2,000

Cash and cash equivalents, end of period	$19,956	$102,256

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 23 — SEGMENT INFORMATION

      Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach that designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company’s reportable segments. Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

      The Company has two reportable segments as detailed below.

•	Established Businesses — primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes the publishing assets that were acquired when the Company was formed in April 2000 and are collectively referred to and defined under the Senior Credit Facility as the “Restricted Subsidiaries.” This segment is engaged in publishing and licensing magazines and providing editorial content about technology, videogames and the Internet. This segment also licenses its content and brands in 44 countries and 20 languages worldwide.

•	Developing Businesses — comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under the Senior Credit Facility as the “Unrestricted Subsidiaries.” This segment is focused on developing new businesses, including: (1) publications, which consist of Baseline, CIO Insight, and now Sync, the Company’s new consumer lifestyle magazine; (2) Internet-related properties which leverage editorial content, expertise and relationships with the audience and advertisers in the Established Businesses segment; and (3) events, including those developed by the Company’s new Event Marketing Group which is building targeted events for the business and consumer technology communities.

      The reportable segments are aligned with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandate certain restrictions on the source of funding provided to the “Restricted Subsidiaries” and “Unrestricted Subsidiaries,” as defined in those debt agreements. As such, Management is required to make decisions regarding the allocation of resource and assessment of performance based on the bank reporting requirements.

      The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, restructuring and certain other non-cash charges (“EBITDA”). Management believes that segment EBITDA is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, income (loss) from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. Any inter-segment revenues included in segment data are not material.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 23 — SEGMENT INFORMATION (continued)

      The following presents information about the reported segments for the periods ending:

			Nine Months
			Ended
	Year Ended December 31,		December 31,

	2003	2002	2001

Revenue, net:
Established Businesses	$162,121	$183,347	$197,239
Developing Businesses	31,986	25,690	18,620

Total	$194,107	$209,037	$215,859

EBITDA:
Established Businesses	$42,724	$(7,753)	$(7,161)
Developing Businesses	(8,212)	(27,192)	(49,091)

Total	$34,512	$(34,945)	$(56,252)

	December 31,

	2003	2002

Total Assets:
Established Businesses	$376,381	$394,878
Developing Businesses	527	(466)

Total	$376,908	$394,412

			Nine Months
	Year Ended December 31,		Ended
			December 31,
	2003	2002	2001

Reconciliation of segment EBITDA to consolidated loss before income taxes:
Total segment EBITDA	$34,512	$(34,945)	$(56,252)
Depreciation and amortization	(25,901)	(37,770)	(62,636)
Restructuring charges — non cash	6,238	(5,974)	(11,570)
Write-down of intangible assets	—	(79,241)	(240,077)
Loss on sale of joint venture	—	—	(7,802)
Gain on sale of assets, net	2,609	634	—
Interest expense, net	(19,142)	(39,286)	(36,833)

Loss before income taxes	$(1,684)	$(196,582)	$(415,170)

      Equity in income (loss) of investees for the Established Businesses segment included in EBITDA for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, was $0, $0 and $(192), respectively.

      At December 31, 2003 and 2002, all of the Company’s long-lived assets were based in the United States.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 23 — SEGMENT INFORMATION (continued)

      The following presents information about the Company’s components of revenue for the periods ending:

			Nine Months
	Year Ended December 31,		Ended
			December 31,
	2003	2002	2001

Advertising	$132,865	$146,007	$157,201
Circulation	40,042	45,224	37,030
Other	21,200	17,806	21,628

Total Revenue, net	$194,107	$209,037	$215,859

      No one customer accounted for more than 4.6% of total revenue for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001.

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is summarized quarterly financial data for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, for Ziff Davis Holdings:

	2003 Quarterly Periods Ending

	March 31,	June 30,	September 30,	December 31,

Revenue, net	$42,091	$47,116	$45,209	$59,691
Operating (loss) income	(5,530)	2,610	1,197	16,572
Net (loss) income	(10,726)	(2,342)	(1,205)	12,364

	2002 Quarterly Periods Ending

	March 31,	June 30,	September 30,	December 31,

Revenue, net	$54,149	$56,794	$41,795	$56,299
Operating loss	(16,235)	(32,399)	(21,290)	(88,006)
Net loss	(29,283)	(45,719)	(29,067)	(92,771)

	2001 Quarterly Periods Ending

	June 30,	September 30,	December 31,

Revenue, net	$81,925	$62,670	$71,264
Operating loss	(36,366)	(58,206)	(275,771)
Net loss	(49,338)	(70,468)	(295,618)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share data)

NOTE 25 — FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company’s accounting policies with respect to financial instruments are discussed in Note 2.

      The carrying amounts and fair values of Ziff Davis Holdings’ significant balance sheet financial instruments are as follows:

	December 31, 2003		December 31, 2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and equivalents	$47,308	$47,308	$41,290	$41,290
Accounts receivable, net	32,836	32,836	30,596	30,596
Accounts payable	13,938	13,938	11,466	11,466
Senior credit facility	189,188	189,188	194,116	194,116
Compounding notes	107,563	102,185	94,871	41,373
12% notes	12,280	11,789	12,280	5,526
Preferred stock	739,602	91,962	673,577	—

Interest Rate Swaps

      The Company utilized an interest rate swap to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company’s interest rate swap agreement, the Company agreed with the counter parties to exchange, at quarterly intervals, the difference between the Company’s fixed pay rate and the counter parties’ variable pay rate on three-month LIBOR. The interest rate swap agreement ended on October 11, 2003, and was not renewed.

      The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that the Company would pay if the agreement were terminated at the balance sheet date. The fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $0 and $1,346 at December 31, 2003 and 2002, respectively. This amount is recorded on the Consolidated Balance Sheet in Accumulated other comprehensive loss.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

      a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of December 31, 2003 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Directors and Executive Officers

      Ziff Davis Holdings is party to an Investor Rights Agreement with all of the current holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of Ziff Davis Holdings. The Investor Rights Agreement provides that the parties thereto will vote their shares such that Ziff Davis Holdings’ Board of Directors will be established at seven directors or such other number designated by Willis Stein. The agreement provides that the parties thereto will vote their shares such that the Board of Directors will consist of:

•	Ziff Davis Holdings’ Chief Executive Officer;

•	one person designated by DLJ Merchant Banking Partners II, L.P., who currently is David M. Wittels; and

•	four persons designated by Willis Stein, who currently are Avy H. Stein, John R. Willis, Daniel H. Blumenthal and Bradley J. Shisler.

      The Board of Directors currently consists of eight directors, including the six above-mentioned directors; Bart W. Catalane, who was appointed pursuant to an agreement with our Chief Executive Officer; and one independent, outside director, who is currently Douglas B. Fox.

      The following table contains information with respect to the executive officers and directors of Ziff Davis Holdings and Ziff Davis Media:

Name	Age	Position

Robert F. Callahan	52	Chairman of the Board of Directors, Chief Executive Officer and President
Bart W. Catalane	47	Chief Operating Officer and Director
Derek Irwin	39	Chief Financial Officer
Thomas McGrade	46	Senior Executive Vice President
Gregory Barton	42	Executive Vice President, General Counsel and Secretary
Michael J. Miller	45	Executive Vice President, Editorial Director
Timothy J. Castelli	36	Senior Vice President, Publisher, PC Magazine Group
Dale Strang	44	Senior Vice President, Ziff Davis Games Group
Sloan Seymour	41	Senior Vice President, Enterprise Group
Chris Dobbrow	48	Senior Vice President — Corporate Sales and Publisher of eWEEK
Jason Young	34	Senior Vice President — General Manager of Ziff Davis Internet Group
Jasmine Alexander	41	Senior Vice President, Technology and Sales Operations
Larry Green	49	Senior Vice President, Business Development and Worldwide Licensing
Charles Mast	42	Senior Vice President, Circulation
Paul O’Reilly	49	Vice President, Ziff Davis Event Marketing Group
Beth Repeta	37	Vice President of Human Resources
John R. Willis	53	Director
Avy H. Stein	48	Director
Daniel H. Blumenthal	40	Director
Bradley J. Shisler	33	Director
David M. Wittels	39	Director
Douglas B. Fox	56	Director

      Robert F. Callahan joined the Company in October 2001 as Chairman, Chief Executive Officer and President. Prior to joining Ziff Davis Holdings and Ziff Davis Media, Mr. Callahan spent twenty years at Capital Cities/ ABC and The Walt Disney Company. He spent ten years each in broadcast and publishing businesses. Mr. Callahan was most recently President of the ABC Broadcast Group where he managed the ABC Television Network including: ABC News, ABC Sports, ABC Primetime, ABC Daytime, ABC sales, marketing and financial operations; the 10 ABC-owned TV stations; the 54 ABC-owned radio stations and the ABC Radio Networks. Before moving into radio and television, Mr. Callahan was Senior Vice President, overseeing primarily business-to-business publications at Capital Cities’ Fairchild Publications division. Mr. Callahan began his career in planning and account management at Young & Rubicam, McCann Erickson and Wells, Rich, Greene.

      Bart W. Catalane is the Chief Operating Officer and a Director. Mr. Catalane joined the Company in November 2001 as Chief Operating Officer, as Chief Financial Officer and as a Director. From June 1999 until he joined Ziff Davis Holdings and Ziff Davis Media, Mr. Catalane was Senior Vice President and Chief Financial Officer of TMP Worldwide Inc. From February 1996 to May 1999, Mr. Catalane held the Executive Vice President and Chief Financial Officer positions for the ABC Radio and then the ABC Broadcasting Division, units of The Walt Disney Company. Prior to that, Mr. Catalane held the Senior Vice President and Chief Financial Officer position at ABC Radio Networks from 1989 to 1996. Mr. Catalane started his career as a staff auditor at Coopers & Lybrand in New York.

      Derek Irwin was promoted to Chief Financial Officer as of December 2003. Mr. Irwin joined the Company in December 2002 as Senior Vice President, Finance. From December 1999 until he joined the Company, Mr. Irwin held various senior financial positions with TMP Worldwide Inc. Mr. Irwin was most recently Chief Financial Officer, TMP Advertising & Communications, Americas, and he also previously held the CFO positions for TMP’s Executive Search and eResourcing divisions in the Americas and for its Worldwide Executive Search Division. From 1992 to 1999, Mr. Irwin also held various senior financial positions for the American League and National League of Professional Baseball Clubs and was the Vice President, Finance from 1997 to 1999. Mr. Irwin began his career as a staff auditor at the international professional services firm Ernst & Young and has been a Certified Public Accountant in New York since 1991.

      Thomas McGrade has been Senior Executive Vice President of Ziff Davis Media and Ziff Davis Publishing Inc. since April 2000. From 1997 to April 2000, Mr. McGrade held the position of Executive Vice President and General Manager of ZDI. His previous positions have included Vice President and Assistant to the Chairman of ZDI from 1995 to 1996, and business manager of Ziff Davis Publishing from 1993 to 1994. Mr. McGrade also spent seven years at Doubleday/ Dell Publishing from 1980 to 1987, where he held several business and finance positions.

      Gregory Barton has been Executive Vice President, General Counsel and Secretary since November 2002. From September 1998 to November 2002, Mr. Barton held various positions (most recently President, CFO and General Counsel) of Index Development Partners, Inc., a public company based in New York City that published financial magazines and websites. From May 1995 to August 1998, Mr. Barton was employed by Alliance Semiconductor Corporation, a public company based in Santa Clara, California, that is a worldwide supplier of integrated circuits, where he served as General Counsel and, from September 1996 to August 1998, Vice President, Corporate and Legal Affairs. Mr. Barton began his career at Gibson, Dunn & Crutcher, where he was an Associate in the Corporations and Litigation Departments.

      Michael J. Miller has been Editor-in-Chief, PC Magazine, Executive Vice President and Editorial Director since the acquisition of ZDP. Mr. Miller was Editorial Director for ZDI from 1997 to April 2000. From 1991 to 1997, Mr. Miller was Editor-in-Chief of PC Magazine. Prior to that time, Mr. Miller was Editor-in-Chief of InfoWorld, which he joined as executive editor in 1985 after serving as the West Coast Bureau Chief for Popular Computing and senior editor for Building Design & Construction.

      Timothy J. Castelli is the Senior Vice President, Publisher of PC Magazine. From 1996 to 2002 he has held several management positions at PC Magazine including Vice President and Publisher, National Associate Publisher, West Coast Associate Publisher and Northern California Advertising Director. Since joining Ziff Davis in 1992 through 1995, Mr. Castelli has held several sales positions including District Sales Manager Midwest, District Sales Manager New England, Account Executive and Account Executive

Classified. Mr. Castelli also spent three years at CompuDoc, an interactive advertising agency, where he held several account management positions from 1989 to 1992.

      Dale Strang has been Senior Vice President, Ziff Davis Games Group since December 2001 and Vice President since the acquisition of ZDP. Mr. Strang held similar positions at ZDI since March 1999. Since joining ZDI in June 1996, Mr. Strang served in several positions, including Group Publisher of Electronic Gaming Monthly, GameNow (formerly Expert Gamer) and Official U.S. PlayStation Magazine and Publisher of Computer Gaming World. From 1991 to 1996, Mr. Strang held the position of President-Publisher of the Active Media Inc. division of International Data Group.

      Sloan Seymour was named Senior Vice President of Ziff Davis Media’s Enterprise Group in April 2003. Prior to April 2003, Mr. Seymour was the launch publisher of Baseline magazine. Mr. Seymour began his career at our predecessor company, Ziff-Davis Inc., in 1986. In addition to launching Baseline, he created Ziff Davis’ face-to-face events and eSeminars businesses. He began his career with PC Magazine and has also worked as the Vice President and Publisher of eWEEK.

      Chris Dobbrow has been Senior Vice President, Corporate Sales of Ziff Davis Media and Publisher of eWEEK since July 2003. Mr. Dobbrow served as the CEO of Red Herring Communications from April 2001 to May 2002. Prior to this position, Mr. Dobbrow was Senior Vice President of Global Platform Sales at RealNames from July 2000 to December 2001. Mr. Dobbrow began his career at our predecessor company, Ziff-Davis Inc., where he has held a variety of positions from 1986 to May 2000 including CEO of SmartPlanet and Executive Vice President of Ziff-Davis Publishing, overseeing PC Magazine.

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

      Jasmine Alexander has been Senior Vice President, Technology and Sales Operations since February 2002. She has more than 15 years of technology and operations experience in media and entertainment industries. Prior to joining Ziff Davis Media, Ms. Alexander was Vice President of Operations at OpenGlobe in 2001. From August 2000 to July 2001, Ms. Alexander served as Chief Technical Officer at Musicplex.com. Prior to that, Ms. Alexander was Vice President, Product Management and Development for CarParts.com, directing the company’s online strategies in 1999. Ms. Alexander was also Vice President, IT at Americast, where she started the company’s IT department from 1996 to 1999. From 1985 to 1996, Ms. Alexander held various positions at ABC, including Programmer/ Analyst, Manager, Director of IT at the Wilkes Barre Times Leader, a daily newspaper, and Vice President, IT with the ABC Radio Networks.

      Larry Green has been Senior Vice President of Business Development and Worldwide Licensing of Ziff Davis Media since July 2003. Prior to joining the Company, Mr. Green spent 10 years as a strategy consultant developing growth strategies for many leading entertainment and media companies in both the U.S. and overseas. From 1999 to 2001, Mr. Green was a Partner at the Boston Consulting Group, a Managing Director at PricewaterhouseCoopers and a co-founder of Partners for Strategic Development. Prior to strategy consulting, he launched and was the Managing Director of ABC Radio International, part of Capital Cities/ ABC from 1990 to 1993. From 1982 to 1986, Mr. Green held several senior positions at Citibank in the international treasury area and from 1979 to 1982 he was a Project Analyst at CBS Records International.

      Charles Mast has been Senior Vice President, Circulation, since the acquisition of ZDP. From December 1988 to April 2000, Mr. Mast was Vice President of Circulation at ZDI. Mr. Mast held a variety of positions within the Circulation Department of ZDI from 1985 to 1988, including Assistant Business Manager, Direct Mail Manager, New Business Director and Subscription Director.

      Paul O’Reilly has been Vice President, Ziff Davis Event Marketing Group since the executive team of TM Media Inc. joined the Company in September 2003. Mr. O’Reilly has held a number of senior positions in the events industry, including CFO of Blenheim USA, Inc. from 1992 to 1995 and CEO and co-founder of Kingbird Media Group, a company formed in 1998 to produce conferences and custom events for major IT vendors. Kingbird was later acquired by CMP Media, where Mr. O’Reilly was part of the management team until 2001, when he co-founded TaylorMcKnight LLC, a specialist event-marketing company. Prior to 1992, Mr. O’Reilly was an executive with KPMG in London.

      Beth Repeta has been the Vice President of Human Resources of Ziff Davis Media since January 2002 and held the position of Human Resources Manager from April 2000 to January 2002. Ms. Repeta is responsible for overseeing recruiting, employee relations, compensation, benefits and facilities. Ms. Repeta held a variety of Human Resources positions at ZDI from June 1991 to April 2000, including Director of Employee Relations and Human Resources Manager. Prior to 1991, Ms. Repeta was an analyst with PriceWaterhouse.

      John R. Willis has been a Director since April 2001. Mr. Willis is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Willis served as President and a Director of Continental Illinois Venture Capital Corporation (“CIVC”), a venture capital investment firm, from 1989 to 1994. In 1988, he founded Continental Mezzanine Investment Group and was its manager through 1990. From 1974 until 1988, Mr. Willis held various management positions at Continental Bank. He currently serves as a Director of several companies, including Aavid Thermal Technologies, Inc., Roundy’s, Inc. and other Willis Stein portfolio companies.

      Avy H. Stein has been a Director since the acquisition of ZDP. Mr. Stein is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Stein served as a Managing Director of CIVC from 1989 to 1994. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. Mr. Stein has also served as a special consultant for mergers and acquisitions to the Chief Executive Officer of NL Industries, Inc. and as the Chief Executive Officer of Regent Corporation. Mr. Stein currently serves as a Director of several companies, including Roundy’s, Inc. and other Willis Stein portfolio companies.

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

      Bradley J. Shisler has been a Director since July 2003. Mr. Shisler is a Principal of Willis Stein. Mr. Shisler re-joined Willis Stein in 2000 after graduating from the Kellogg Graduate School of Management at Northwestern University. From 1996 to 1998, Mr. Shisler served as an Associate at Willis Stein. Prior to Willis Stein, Mr. Shisler, worked in the corporate finance group at Simmons & Company International, a specialized investment banking firm, and as an engineer at Stone & Webster Engineering Corporation. He currently serves as a Director of several other Willis Stein portfolio companies.

      David M. Wittels has been a Director of Ziff Davis Holdings since May 2000. Mr. Wittels is a Managing Director of Credit Suisse First Boston (“CSFB”) in the Merchant Banking Group, based in New York. Mr. Wittels joined CSFB in November 2000 when the firm merged with Donaldson, Lufkin & Jenrette and has served in various capacities with DLJ Merchant Banking and its successors for the past five years. Mr. Wittels is Chairman of the Board of AKI Inc. and a member of the board of directors of Advanstar Communications Inc., Advanstar Inc., Jostens Inc., Jostens Holding Corp., Mueller Group, Inc. and Mueller Holdings (N.A.), Inc.

      Douglas B. Fox has been a Director of Ziff Davis Holdings since September 2003. Mr. Fox is a Management Consultant and private investor. He is currently Chief Executive Officer of Renaissance Brands Ltd., an advisory service to senior management focused on strategy and marketing. Mr. Fox served as a Senior Vice President of Marketing and Strategy at Compaq Computer Company from 2000 to 2001. Mr. Fox served as Chief Marketing Officer and Senior Vice President of Marketing at International Paper Inc. from 1997 to 2000. From 1994 to 1996, he served as President of Landmark Communications Inc, a private multimedia firm. Prior to 1994, Mr. Fox served as President and Chief Operating Officer at Newsday in New York.

Mr. Fox currently serves on the Board of Directors of Advanstar Communications Inc., Arcade Marketing Inc., Bowne & Co., Bowne Global Services and Oreck Corporation.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001 by Ziff Davis Media’s Chief Executive Officer (“CEO”) and the four most highly compensated executive officers other than the CEO of Ziff Davis Media:

	Annual Compensation

	Fiscal					Other Annual
Name and Principal Position	Year		Salary	Bonus		Compensation

	(in dollars)
Robert F. Callahan	2003		1,000,000	1,000,000		100,000	(1)
Chairman, Chief Executive Officer and	2002		1,000,000	500,000		125,000	(1)
President of Ziff Davis Holdings,	STUB	(2)	250,000	250,000		10,000	(1)
Ziff Davis Media and Ziff Davis Publishing Inc.
Bart W. Catalane	2003		500,000	500,000		—
Chief Operating Officer of Ziff Davis Holdings, Ziff Davis Media and	2002 STUB	(2)	500,000 51,282	250,000 200,000	(3)	— —
Ziff Davis Publishing Inc.
Jason Young	2003		250,000	378,156		—
Senior Vice President — General Manager of Ziff Davis Internet Group	2002 STUB	(2)	250,000 155,288	169,170 75,000		— —
Thomas McGrade	2003		350,000	275,000		—
Senior Executive Vice President of Ziff Davis Media and Ziff Davis Publishing Inc.	2002 STUB	(2)	350,000 242,321	175,000 46,875		— —
Sloan Seymour	2003		285,042	316,328		—
Senior Vice President, Enterprise Group	2002		250,750	184,816		—
	STUB	(2)	198,508	196,741		—

(1)	Allowance, without need for accounting, for reimbursement of expenses in addition to expenses eligible for reimbursement under our existing policies.

(2)	STUB represents the transition period of April 1 through December 31, 2001.

(3)	Initial sign-on bonus.

Stock Option/SAR Grants in Last Fiscal Year.

      We did not grant any stock options or stock appreciation rights (“SARs”) during the year ended December 31, 2003 (see Note 17 to our Consolidated Financial Statements).

Stock Option/SAR Exercised in Last Fiscal Year.

      Our named executive officers did not exercise or hold any unexercised stock options or SARs as of December 31, 2003 (see Note 17 to our Consolidated Financial Statements).

Executive Agreements

      Mr. Callahan. As of October 1, 2001, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Callahan, which was amended and restated in its entirety as of April 30, 2002. This agreement provides, among other things, that he serves as Chairman, Chief Executive Officer and President of Ziff Davis Holdings, Ziff Davis Media and Ziff Davis Publishing Inc. during a term expiring on December 31, 2004. Pursuant to this agreement, his base salary is $1.0 million per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $1.0 million, payable if certain targeted annual operating goals are met. Mr. Callahan’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Media without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Callahan delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Callahan will receive his annual base salary for twelve to eighteen months after the termination date and a bonus. The length of the severance period and the amount of the bonus is dependent on the timing of the termination and the financial performance of Ziff Davis Media. In addition, Mr. Callahan’s executive agreement provided for the granting, concurrently with the consummation of our financial restructuring, of options to Mr. Callahan to purchase equity securities issued by Ziff Davis Holdings in such amounts as are determined by the Board of Directors or compensation committee of Ziff Davis Holdings. Such options have yet to be granted (see Note 17 to our Consolidated Financial Statements).

      Mr. Catalane. As of November 26, 2001, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Catalane, which was amended and restated in its entirety as of April 30, 2002. This agreement provides, among other things, that he serves as the Chief Operating Officer of Ziff Davis Holdings, Ziff Davis Media and Ziff Davis Publishing Inc. during a term expiring on December 31, 2004. Pursuant to this agreement, his base salary began at $500,000 per year but has since been increased to $600,000 and is subject to annual cost of living adjustments. Mr. Catalane is eligible to receive an annual bonus of $500,000, payable if certain targeted annual operating goals are met. Mr. Catalane’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Media without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Catalane delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Catalane will receive his annual base salary for twelve to eighteen months after the termination date and a bonus. The length of the severance period and the amount of the bonus is dependent on the timing of the termination and the financial performance of Ziff Davis Media. In addition, Mr. Catalane’s executive agreement provided for the granting, concurrently with the consummation of our financial restructuring, of options to Mr. Catalane to purchase equity securities issued by Ziff Davis Holdings in such amounts as are determined by the Board of Directors or compensation committee of Ziff Davis Holdings. Such options have yet to be granted (see Note 17 to our Consolidated Financial Statements).

      Mr. Young. Ziff Davis Media entered into an executive agreement with Mr. Young as of June 1, 2003. This agreement provides, among other things, that he serves as the Senior Vice President — General Manager of Ziff Davis Internet during a term expiring on June 30, 2006. Pursuant to this agreement, his base salary is $250,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. Young’s executive agreement provides for severance payments upon termination of his employment without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Young delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Young will receive his annual base salary for twelve months after the termination date and a portion of the bonus paid to him during the preceding fiscal year related to specified lines of business (as defined).

      Mr. McGrade. In connection with the acquisition of ZDP in April 2000, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. McGrade. The agreement provides, among other things, that he serves as Senior Executive Vice President of Ziff Davis Publishing Inc. during a term ending on April 5, 2005. Pursuant to this agreement, his base salary is $350,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $250,000, payable at the discretion of Ziff Davis Holdings’ Board of Directors. Mr. McGrade’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Media without cause (as such term is defined in the agreement) conditioned upon Mr. McGrade delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. McGrade will receive his annual base salary until the one-year anniversary of the termination of his employment.

      Mr. Seymour. As of August 1, 2003, Ziff Davis Media entered into an executive agreement with Mr. Seymour. This agreement provides, among other things, that he serves as the Senior Vice President,

Enterprise Group and Publisher of Baseline during a term expiring on July 31, 2008. Pursuant to this agreement, his base salary is $300,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. Seymour’s executive agreement provides for severance payments upon termination of his employment with cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Seymour delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Seymour will receive his annual base salary for twelve months after the termination date.

Equity Incentive Plans

      Following our formation, we implemented an equity incentive program. The program provides for the issuance of, or the grant of options to purchase, restricted common stock to certain of our employees, directors and officers. Under the program, Ziff Davis Holdings reserved approximately 87,700 shares (as adjusted for a subsequent reverse stock split) of its fully diluted common equity, and LaunchCo and InternetCo also reserved certain shares of their common equity, for employees, directors and officers. In connection with the issuance of, or the grant of options to acquire, these equity interests, the participants in the program are entitled to customary drag-along restrictions in the event of a sale of the entity in which they hold equity interests. We also have the option to repurchase the participant’s option shares if his/her employment terminates for any reason, including upon his/her death, disability or resignation.

2002 Stock Option Plan

      Upon the consummation of our financial restructuring, the Board of Directors established a new management incentive plan pursuant to which Ziff Davis Holdings will grant participants options to purchase its common stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock. We also entered into arrangements with the holders of Series D Preferred Stock to protect the holders of Series E Preferred Stock from dilution resulting from issuances of Series D Preferred Stock upon exercise of these options by management participants while the Series E Preferred Stock remains outstanding. See “Certain Relationships and Related Party Transactions — Distribution and Payment Arrangements.” The 2002 Stock Option Plan provides for the grant of options to purchase up to 9,619,171 shares of common stock, 58,081 shares of Series A Preferred Stock, 17,344 shares of Series B Preferred Stock, and 14,117 shares of Series D Preferred Stock.

      All options granted pursuant to the 2002 Stock Option Plan will be subject to vesting and exercisability limitations. Ziff Davis Holdings will retain the right to repurchase participants’ capital stock upon termination of employment. Each participant is subject to customary drag-along restrictions. No options were granted under the 2002 Stock Option Plan during 2003 (see Note 17 to the Company’s Consolidated Financial Statements).

Board Practices

      The members of Ziff Davis Holdings’ and Ziff Davis Media’s Boards of Directors are each elected annually at the ordinary general meeting of shareholders of such corporation. Each director is elected to serve until the next annual meeting of stockholders or until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Certain of the current directors were elected pursuant to the terms of an Investor Rights Agreement. See “Certain Relationships and Related Transactions — Investor Rights Agreement.” There is no family relationship between any of our executive officers or directors.

      We reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Douglas B. Fox serves as our audit committee chairman and receives compensation of $50,000 per annum plus reimbursement of expenses.

      We have adopted a code of ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees, known as the Code of Ethics. The Code of Ethics is included herein as Exhibit 14.1. In the event that we amend or waive any of the provisions of the Code of

Ethics applicable to our principal executive officer and principal financial officer, we intend to disclose the same on the Company’s website at www.ziffdavis.com.

      The Boards of Directors of Ziff Davis Holdings and Ziff Davis Media each may appoint or designate one or more committees, each committee to consist of one or more of the directors of such company, which to the extent provided in such resolution or the by-laws will have and may exercise the powers of the Board of Directors in the management and affairs of such company except as otherwise limited by law. We currently have an audit committee and a compensation committee. The audit committee consists of Mr. Fox, who chairs the committee, Mr. Blumenthal and Mr. Shisler. The Company’s board members have determined that Mr. Fox is an “audit committee financial expert” as defined in Item 401 of Regulation S-K and is “independent” according to the listing rules of the New York Stock Exchange. The compensation committee consists of Messrs. Callahan, Catalane, Stein and Blumenthal.

      Our executive officers are appointed by their respective Boards of Directors for an indefinite term. The President may appoint other officers to serve for such terms as he or she deems desirable. Any officer may be removed by the Board of Directors whenever in its judgment the best interests of the corporation would be served thereby, but such removal must be without prejudice to the contract rights, if any, of the person so removed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The table below lists information about the beneficial ownership of Ziff Davis Holdings’ capital stock, as of December 31, 2003, by each person whom we know to own beneficially more than 5% of any class of Ziff Davis Holdings’ stock, by each of Ziff Davis Holdings’ directors, by the executive officers named in the Summary Compensation table and by all of our directors and executive officers as a group. Ziff Davis Holdings has six classes of capital stock authorized for issuance: Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and common stock. There are 400,000 shares of Series A Preferred Stock authorized for issuance, 329,127.5 of which are issued and outstanding; 142,500 shares of Series B Preferred Stock authorized for issuance, 98,285.6 of which are issued and outstanding; 7,500 shares of Series C Preferred Stock authorized for issuance, 5,172.9 of which are issued and outstanding; 100,000 shares of Series D Preferred Stock authorized for issuance, 80,207.3 of which are issued and outstanding; 30,000 shares of Series E Preferred Stock authorized for issuance, 28,526.4 of which are issued and outstanding; and 100,000,000 shares of Ziff Davis Holdings Inc.’s common stock authorized for issuance, of which approximately 2,300,000 shares are issued and outstanding (excluding approximately 8,600,000 shares issuable upon conversion of the Series C Preferred Stock and excluding approximately 43,800,000 shares issuable upon the exercise of certain warrants to purchase common stock). Willis Stein owns 100% of the Series B Preferred Stock, the Series C Preferred Stock and Series D Preferred stock, respectively. In the event of an initial public offering of Ziff Davis Holdings’ common stock, Willis Stein and the other holders of each series of Ziff Davis Holdings’ preferred stock may elect to convert their shares of preferred stock to shares of Ziff Davis Holdings’ common stock. Unless otherwise noted, the address of each director and executive officer is c/o Ziff Davis Media Inc., 28 East 28th Street, New York, New York 10016.

      Ziff Davis Media is authorized to issue a total of 1,000 shares of common stock, par value $0.01 per share. There are 1,000 shares of common stock issued and outstanding. All of Ziff Davis Media’s outstanding capital stock is owned by Ziff Davis Holdings. The following table sets forth beneficial ownership of Ziff Davis Holdings’ capital stock as of December 31, 2003:

	Beneficial Ownership(1)

		Percent of		Percent of
	Shares of	Outstanding	Shares of	Outstanding		Percent of
	Series A	Series A	Series E	Series E	Shares of	Outstanding
	Preferred	Preferred	Preferred	Preferred	Common	Common
	Stock	Stock	Stock	Stock	Stock	Stock

Willis Stein Entities(2)	281,627.5	85.57%	8,088.6	28.35%	50,652,817	99.35%
DLJ Entities(4)	47,500.0	14.43	—	—	333,333	14.41
MacKay Shields LLP(5)	—	—	10,540.5	36.95	1,933,272	45.53
Robert F. Callahan	—	—	—	—	—	—
Bart W. Catalane	—	—	—	—	—	—
Jason Young	—	—	—	—	—	—
Thomas McGrade	142.5	*	—	—	1,000	*
Sloan Seymour	—	—	—	—	—	—
John R. Willis(2)	281,627.5	85.57	8,088.6	28.35	50,652,817	99.35
Avy H. Stein(2)	281,627.5	85.57	8,088.6	28.35	50,652,817	99.35
Daniel H. Blumenthal(2)	281,627.5	85.57	8,088.6	28.35	50,652,817	99.35
Bradley J. Shisler(3)	—	—	—	—	—	—
David M. Wittels(4)	—	—	—	—	—	—
Douglas B. Fox	—	—	—	—	—	—
All directors and executive officers as a group (22 persons)	281,627.5	85.57%	8,088.6	28.35%	50,652,817	99.35%

*	Less than 1% of outstanding series of stock.

(1)	“Beneficial ownership” generally means voting or investment power with respect to a security or the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2)	Includes 213,750 shares of Series A Preferred Stock (64.9%), 8,088.6 shares of Series E Preferred Stock (28.4%) and 50.2 million shares of common stock (including approximately 8.6 million shares issuable upon conversion of Series C Preferred Stock and approximately 40.1 million shares issuable upon the exercise of warrants to purchase common stock) held by Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the “Willis Stein Entities”). Also includes 67,877.5 shares of Series A Preferred Stock and 479,595 shares of common stock held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). Such stockholders have agreed pursuant to the terms of the Investor Rights Agreement to vote their shares as directed by the Willis Stein Entities in certain matters as described more fully in Item 13 hereof and in the Investor Rights Agreement. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis, Avy H. Stein and Daniel H. Blumenthal are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis, Stein and Blumenthal is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.

(3)	The address for Mr. Shisler is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.

(4)	Includes shares held by DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ EAB Partners, L.P., DLJ ESC II L.P., DLJ First Esc L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Offshore Partners II, CV. and DLJMB Funding II, Inc., which are private equity investment funds affiliated with DLJ Merchant Banking, Inc. Mr. Wittels is a Managing Director of CSFB. Mr. Wittels disclaims beneficial ownership of the shares held by the investment funds associated with DLJ Merchant Banking, Inc. The address for DLJ Merchant Banking, Inc. and Mr. Wittels is Eleven Madison Avenue, New York, New York 10010.

(5)	Based on the most recent information available to the Company, includes 10,540.5 shares of Series E Preferred Stock of Ziff Davis Holdings and 1,933,272 shares issuable upon the exercise of warrants to purchase shares of common stock of Ziff Davis Holdings held by MacKay Shields LLP as investment manager on behalf of its managed funds for which it has discretionary authority. The address for MacKay Shields LLP is 9 West 57th Street, 33rd Floor, New York, New York 10019.

Equity Compensation Plans

      The following table sets forth information regarding securities authorized for issuance under Ziff Davis Holdings’ equity compensation plans:

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average Exercise	Future Issuance under
	be Issued upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column(a))

Plan category:
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	21,496	$7.50	9,708,713 *

Total	21,496	$7.50	9,708,713

*	Comprised of 9,619,171 shares of common stock, 58,081 shares of Series A Preferred Stock, 17,344 shares of Series B Preferred Stock and 14,117 shares of Series D Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor Rights Agreement

      Ziff Davis Holdings is party to an Investor Rights Agreement dated as of April 5, 2000, with certain of the stockholders of Ziff Davis Holdings, including the holders of all of the outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. As a result, a majority of Ziff Davis Holdings’ outstanding capital stock is subject to the terms of the Investor Rights Agreement. The Investor Rights Agreement provides that Ziff Davis Holdings’ Board of Directors will be established at seven directors or such other number designated by Willis Stein. The agreement provides that parties thereto shall vote their shares such that the Board of Directors will consist of:

•	Ziff Davis Holdings’ Chief Executive Officer;

•	one person designated by DLJ Merchant Banking Partners II, L.P., who currently is David M. Wittels; and

•	four persons designated by Willis Stein, who currently are Avy H. Stein, John R. Willis, Daniel H. Blumenthal and Bradley J. Shisler.

      The Board of Directors currently consists of eight directors including the six above-mentioned directors; Bart W. Catalane, who was appointed pursuant to an agreement with our Chief Executive Officer; and Douglas B. Fox, an independent, outside director.

      The stockholders executing the Investor Rights Agreement, other than DLJ Merchant Banking, have agreed to vote their shares as directed by Willis Stein in matters relating to any amendment of Ziff Davis Holdings’ certificate of incorporation, any merger or other business combination, any sale by Ziff Davis Holdings of substantially all of the assets of Ziff Davis Holdings or any liquidation of Ziff Davis Holdings. Willis Stein may also control the circumstances under which a public offering of Ziff Davis Holdings’ equity securities may take place. References in this section to “DLJ Merchant Banking” refer to DLJ Merchant Banking Partners II, L.P. and its affiliates that are holders of Ziff Davis Holdings’ stock.

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

Subscription Services

      Investment funds affiliated with Willis Stein are shareholders of USApubs Inc. (“USApubs”), a marketer of magazine subscriptions and other services. We sell subscriptions to our publications both directly and through independent subscription-marketing companies, including USApubs. For the year ended December 31, 2003, we paid approximately $1.3 million in fees to USApubs and had accounts payable to USApubs of approximately $47,000 at December 31, 2003. In management’s opinion, our transactions with USApubs are representative of arm’s-length transactions.

Willis Stein

      We reimburse travel and other out-of-pocket expenses of Ziff Davis Holdings’ directors and staff, including the directors from Willis Stein. For the year ended December 31, 2003, we paid approximately $100,000 of such expenses, of which approximately $54,000 was recorded as a prepaid asset at December 31, 2003. Additionally, as fully described in Note 13 of our Consolidated Financial Statements, Willis Stein was involved in our financial restructuring including through: (1) the purchase of Series D Preferred Stock; (2) the exchange of its 12% Notes; and (3) the amendment and restatement of our Senior Credit Facility agreement.

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

      Under the 2002 Stock Option Plan, Ziff Davis Holdings may issue to executives and other key personnel options to purchase, among other things, up to an aggregate of 14,117 shares of its Series D Preferred Stock. In order to reduce the adverse impact of the issuance of Series D Preferred Stock pursuant to the 2002 Stock Option Plan, Ziff Davis Holdings and Willis Stein have entered into arrangements such that Willis Stein has placed into escrow up to 14,117 shares of Series D Preferred Stock, and has agreed to retain in escrow at all times not less than the number of shares of Series D Preferred Stock that were issued, plus the number of shares of Series D Preferred Stock issuable upon exercise of options issued, pursuant to the 2002 Stock Option Plan. In the event that any key executive person exercises his or her option to acquire any Series D Preferred Stock under the 2002 Stock Option Plan, Ziff Davis Holdings will place the proceeds obtained in connection therewith into a separate interest-bearing escrow account for the benefit of Willis Stein. In the event that any payment is made to the holders of Series E Preferred Stock pursuant to a liquidation, dissolution or winding up of Ziff Davis Holdings, any portion of the escrow account allocable to such option exercise proceeds shall be paid to Willis Stein. If Ziff Davis Holdings makes any payment or distribution to the holders of Series D Preferred Stock or redeems, repurchases or otherwise acquires any Series D Preferred Stock or any third party acquires the escrowed shares, and if Willis Stein is required to place proceeds of any such transaction into the escrow account to satisfy its obligations under these arrangements or any escrowed shares are not entitled to participate in any such transaction, a portion of the escrow account allocable to option exercise proceeds placed in the escrow account will be paid to Willis Stein if such amounts do not exceed the proceeds of such a transaction.

      Willis Stein has agreed that it is not entitled to receive any distributions or payments from Ziff Davis Holdings on the shares held in escrow until the earliest of: (1) such time as of which all of the outstanding shares of Series E Preferred Stock have been redeemed, repurchased or otherwise acquired by Ziff Davis Holdings, or have been converted into common stock of Ziff Davis Holdings; or (2) such time as of which all of the outstanding shares of Series E Preferred Stock have been acquired or transferred to a third party or third parties in connection with a transaction in which a person or group of persons (other than Willis Stein) acquires the power to elect a majority of Ziff Davis Holdings’ Board of Directors.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The accounting firm of PricewaterhouseCoopers (“PwC”) served as our independent public accountants for the years ended December 31, 2003; and December 31, 2002. In addition to rendering audit services during those two years, PwC performed various non-audit services for us.

Audit and Other Fees for the Past Two Fiscal Years

      The following table sets forth the aggregate fees billed to us for services rendered by PwC for the 2003 and 2002 fiscal years. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation:

	2003	2002

Audit fees(1)	$255,000	$434,800
Audit-related fees(2)	21,500	57,000
Tax fees(3)	195,906	195,174
All other fees(4)	10,000	20,395

Total	$482,406	$707,369

(1)	Audit fees consist of the audit of our annual financial statements, the review of quarterly financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and financial audits of subsidiaries, services associated with SEC registration statements filed in connection with securities offerings (i.e., comfort letters and consents), and financial accounting and reporting consultations.

(2)	Audit-related fees consist principally of audits of employee benefit plans, assurance and related services that are reasonably related to the performance of the audit or review of financial statements, attestations by PwC that are not required by statute or regulation and consulting on financial accounting and reporting standards.

(3)	Tax fees consist principally of assistance with tax compliance, tax advice and tax planning. Tax compliance includes preparation of original and amended tax returns for Ziff Davis Holdings and its consolidated subsidiaries; refund claims; and payment planning. Tax advice and tax planning includes assistance with tax audits and appeals, tax work stemming from “Audit-Related” items, tax work relating to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	All other fees consisted principally of amounts paid for consulting services related to a legal matter that was settled during 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit
No.	Description

2.1	Purchase Agreement dated December 6, 1999 among WS-ZP Acquisition, Inc., ZD Inc. and ZD Holdings (Europe) Ltd. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 2.1.*
3.1	Certificate of Incorporation for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.1.*
3.2	Fifth Amended and Restated Certificate of Incorporation for Ziff Davis Holdings Inc.*
3.3	Certificate of Incorporation for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.2.*
3.4	Certificate of Incorporation for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.3.*
3.5	Certificate of Incorporation for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.4.*
3.6	Certificate of Incorporation for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.5.*
3.7	By-laws for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.7.*
3.8	By-laws for Ziff Davis Holdings Inc.*
3.9	By-laws for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.8.*
3.10	By-laws for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.9.*
3.11	By-laws for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.10.*
3.12	By-laws for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.11.*
3.13	Certificate of Incorporation of Ziff Davis Intermediate Holdings Inc.*
3.14	By-laws of Ziff Davis Intermediate Holdings Inc.*
4.1	Indenture, dated August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*
4.2	Registration Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Ziff Davis Media Inc.*
4.3	Indenture, dated July 21, 2000 by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated January 24, 2001. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4, (No. 333-48014) dated October 16, 2000 as Exhibit 4.1.*

Exhibit
No.	Description

4.4	First Supplemental Indenture, dated as of August 12, 2002 by and between Ziff Davis Media, the guarantors thereunder and Deutsche Bank Trust Company Americas, supplementing that certain indenture, dated July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company.*
4.5	Investor Rights Agreement, dated April 5, 2000, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders. Previously filed on March 20, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 9.1.*
4.6	Amendment No. 1 to Investor Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders.*
4.7	Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc., and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*
4.8	Second Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company).*
4.9	Form of Global Series E-1 Preferred Stock Certificate.*
10.1	Series D Preferred Stock Purchase Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc., and the purchasers thereunder.*
10.2	Stock Purchase Agreement, dated as of April 30, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.3	Stock Purchase Agreement, dated as of May 31, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.4	Stock Purchase Agreement, dated as of June 28, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.5	Stock Purchase Agreement, dated as of August 8, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.6	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*
10.7	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas.*
10.8	Distribution and Payment Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*
10.9	Amended and Restated Credit Agreement, dated as of August 12, 2002, by and between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.*
10.10	2002 Ziff Davis Holdings Inc. Amended and Restated Employee Stock Option Plan†*
10.11	License Agreement, dated April 5, 2000 with ZD Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.2.*
10.12	License Agreement, dated April 5, 2000 with ZD Inc. (ZD logo). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.3.*

Exhibit
No.	Description

10.13	License Agreement, dated April 5, 2000 with ZD Inc. (Interactive). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.4.*
10.14	Executive Agreement by and between Ziff Davis Holdings Inc. and Mr. Thomas McGrade, dated as of April 5, 2000. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.7.†*
10.15	Amendment to License Agreement, dated January 19, 2001 with ZDNet, Inc. Previously filed in connection with Ziff Davis Media’s Amendment No. 1 to Registration Statement on Form S-4 (No. 333-48014) dated January 24, 2001 as Exhibit 10.10.*
10.16	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan, dated as of October 1, 2001. Previously filed on August 14, 2002 in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.1.†*
10.17	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Bart Catalane, dated as of November 26, 2001. Previously filed on August 14, 2002 in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.2.†*
10.18	Employment Agreement by and between Ziff Davis Publishing Inc. and Mr. Michael Miller, dated as of December 6, 2001. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 10.17.†*
10.19	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated May 20, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.2 for the quarter ended September 30, 2001.*
10.20	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated July 13, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.3 for the quarter ended September 30, 2001.*
10.21	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated August 30, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.4 for the quarter ended September 30, 2001.*
10.22	Sale and Purchase Agreement relating to certain Print-Based Publishing Assets in the UK, Germany and France, dated June 20, 2000 with VNU N.V., View Group B.V., VNU Business Publications Limited, VNU Holding Deutschland GMBH, VNU Business Publications France S.A. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated October 16, 2000 as Exhibit 2.2.*
10.23	Stock Purchase Agreement, dated as of July 3, 2002, by and among Ziff Davis Media Inc., Ziff Davis Development Inc. and Lionbridge Technologies, Inc.*
10.24	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 17, 2002, by and between Ziff Davis Media Inc., CIBC World Markets, Inc., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.*
10.25	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of April 30, 2002).*
10.26	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of May 31, 2002).*
10.27	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of June 28, 2002).*
10.28	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of August 8, 2002).*
10.29	Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Gregory Barton, dated as of October 23, 2002.†*

Exhibit
No.	Description

10.30	Offer Letter by and between Ziff Davis Media Inc. and Mr. Derek Irwin, dated as of November 15, 2002.†**
10.31	Executive Agreement by and between Ziff Davis Media Inc. and Ms. Jasmine Alexander, dated as of March 1, 2003.†**
10.32	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Jason Young, dated as of June 1, 2003.†**
10.33	Offer Letter by and between Ziff Davis Media Inc. and Mr. Larry Green, dated as of June 30, 2003.†**
10.34	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Chris Dobbrow, dated as of June 25, 2003.†**
10.35	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Timothy Castelli, dated as of August 1, 2003.†**
10.36	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Dale Strang, dated as of August 1, 2003.†**
10.37	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Sloan Seymour, dated as of August 1, 2003.†**
12.1	Statement of computation of ratio of earnings to fixed charges.**
12.2	Statement of computation of ratio of earnings to combined fixed charges and preferred dividends.**
14.1	Code of Ethics.**
21.1	Subsidiaries of Registrants.*
31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed.

**	Filed herewith.

†	Denotes compensation plan or arrangement.

      (b) Reports on Form 8-K.

      On October 29, 2003, the Company filed a Form 8-K related to its issuance of a press release describing its financial results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized on the 30th day of March 2004.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ DEREK IRWIN

Name: Derek Irwin

Title:	Chief Financial Officer

(Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities.

Signatures	Title

/s/ ROBERT F. CALLAHAN Robert F. Callahan	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ BART W. CATALANE Bart W. Catalane	Chief Operating Officer and Director

/s/ JOHN R. WILLIS John R. Willis	Director

/s/ AVY H. STEIN Avy H. Stein	Director

/s/ DANIEL H. BLUMENTHAL Daniel H. Blumenthal	Director

/s/ BRADLEY J. SHISLER Bradley J. Shisler	Director

/s/ DAVID M. WITTELS David M. Wittels	Director

/s/ DOUGLAS B. FOX Douglas B. Fox	Director

      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      None.