Form 10-Q
period 2004-03-31
ZIFF DAVIS HOLDINGS INC
filed 2004-05-05
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES ☐     NO ☒

      As of May 5, 2004, 2,311,443 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in thousands, except per share data)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$45,432	$47,308
Accounts receivable, net	29,087	32,836
Inventories	307	321
Prepaid expenses and other current assets	7,129	7,010

Total current assets	81,955	87,475
Property and equipment, net	14,756	15,206
Intangible assets, net	216,738	220,544
Goodwill, net	38,139	38,139
Other assets, net	15,453	15,544

Total assets	$367,041	$376,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,610	$13,938
Accrued expenses and other current liabilities	25,028	31,706
Current portion of long-term debt	19,373	15,766
Unexpired subscriptions and deferred revenue, net	26,659	25,170

Total current liabilities	87,670	86,580
Long-term debt	293,099	293,265
Accrued interest — compounding notes	86,445	89,532
Accrued expenses — long-term	12,938	14,027
Mandatorily redeemable preferred stock	757,366	—
Other non-current liabilities	17,580	17,253

Total liabilities	1,255,098	500,657

Commitments and contingencies (Note 6)
Mandatorily redeemable preferred stock	—	739,602

Stockholders’ equity (deficit):
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,443 and 2,312,928 shares issued and outstanding, respectively	17,332	17,343
Stock subscription loans	(3)	(14)
Additional paid-in capital	8,468	8,468
Accumulated deficit	(913,854)	(889,148)

Total stockholders’ equity (deficit)	(888,057)	(863,351)

Total liabilities and stockholders’ equity (deficit)	$367,041	$376,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(dollars in thousands)

	Three Months
	Ended March 31,

	2004	2003

Revenue, net	$41,968	$42,091

Operating expenses:
Cost of production	12,933	15,206
Selling, general and administrative expenses	26,026	25,302
Depreciation and amortization of property and equipment	1,793	2,901
Amortization of intangible assets	3,806	4,212

Total operating expenses	44,558	47,621

Loss from operations	(2,590)	(5,530)
Gain on sale of assets, net	—	65
Interest expense, net	(22,027)	(5,011)

Loss before income taxes	(24,617)	(10,476)
Income tax provision	89	250

Net loss	$(24,706)	$(10,726)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

	Three Months
	Ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(24,706)	$(10,726)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,599	7,113
Non-cash rent expense	179	595
Amortization of accrued interest on compounding notes, net	354	304
Amortization of debt issuance costs	540	1,072
Accrued dividends on mandatorily redeemable preferred stock	17,764	—
Changes in operating assets and liabilities:
Accounts receivable	3,749	3,512
Inventories	14	77
Accounts payable and accrued expenses	(5,297)	(7,380)
Unexpired subscriptions and deferred revenue, net	1,489	(216)
Prepaid expenses and other, net	(219)	1,394

Net cash used by operating activities	(534)	(4,255)

Cash flows from investing activities:
Capital expenditures	(1,342)	(504)

Net cash used by investing activities	(1,342)	(504)

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,876)	(4,759)
Cash and cash equivalents at beginning of period	47,308	41,290

Cash and cash equivalents at end of period	$45,432	$36,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(dollars in thousands)

						Accumulated
	Common Stock		Stock	Additional		Other	Total
			Subscription	Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Loans	Capital	Deficit	Loss	Deficit	Loss

Balance at December 31, 2003	2,312,928	$17,343	$(14)	$8,468	$(889,148)	$—	$(863,351)	$—
Cancellation of shareholders loans	(1,485)	(11)	11	—	—	—	—	—
Net loss	—	—	—	—	(24,706)	—	(24,706)	(24,706)

Balance at March 31, 2004	2,311,443	$17,332	$(3)	$8,468	$(913,854)	$—	$(888,057)	$(24,706)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at March 31, 2004 and December 31, 2003 and the results of its consolidated operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003 and changes in stockholders’ deficit from December 31, 2003 to March 31, 2004 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Formation of Ziff Davis Holdings Inc.

      The Company is a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. The Company is an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rental, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing,” “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

Operations

      The Company’s operations are classified into two reportable segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes the publishing assets that were acquired when the Company was formed in April 2000 and are collectively referred to and defined under the Company’s Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries.” This segment is engaged in publishing and licensing magazines and providing editorial content about technology, videogames and the Internet. This segment also licenses its content and brands in 41 countries and 20 languages worldwide.

      The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under the Senior Credit Facility as the “Unrestricted Subsidiaries.” This segment is focused on developing new businesses, including: (1) publications, which consist of Baseline, CIO Insight, and now Sync, the Company’s new consumer lifestyle magazine; (2) Internet-related properties which leverage the Company’s editorial content, expertise and relationships with the Company’s audience and advertisers in its Established Businesses segment; and (3) events, including those developed by the

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

Company’s new Event Marketing Group which is building targeted events for the business and consumer technology communities.

      For additional information on the Company’s operating segments, see Note 8.

Principles of Consolidation

      The financial statements of the Company as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months
	Ended March 31,

	2004	2003

Net loss, as reported	$(24,706)	$(10,726)
Stock-based employee compensation income (expense) determined under the fair value basis for all awards, net of related tax effects	(2)	(2)

Pro forma net loss	$(24,708)	$(10,728)

      During 2003, the Company’s Board of Directors or compensation committee thereof authorized the Company’s officers to execute and deliver option agreements with respect to an aggregate number of 10,652 shares of Series D Preferred Stock; 13,089 shares of Series B Preferred Stock; 43,814 shares of Series A Preferred Stock; and 6,975,000 shares of Common Stock. In connection with such authorization, the Company prepared and distributed form option agreements not executed by the Company to most of the authorized optionees. The Company has received signatures on such agreements from approximately one-half of such authorized optionees but has not executed any such agreements. Consequently, no options were deemed issued and outstanding at March 31, 2004 with respect to such authorized grants. The Company anticipates that during 2004 it will require the authorized optionees who have not returned signed agreements to do so or forfeit their ability to receive such options, and after such deadline the Company will execute all signed option agreements received from the authorized optionees and issue such options.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is effective for periods beginning after June 15, 2003 for existing variable interest entities. In December 2003, the FASB issued Interpretation 46 R, “Consolidation of Variable Interest Entities (revised December 2003)”, (“FIN 46 R”) which further clarified the provisions of FIN 46 and delayed the effective date for applying provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. As the Company has no material exposures to variable interest entities or other off-balance sheet arrangements, the effects of adopting FIN 46 and FIN 46 R were not material to its results of operations or financial condition.

      In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company believes that under SFAS 150, it is defined as a nonpublic entity and has outstanding preferred stock that is considered mandatorily redeemable. Therefore, effective January 1, 2004, the Company has recorded the accrued dividends on the mandatorily redeemable preferred stock (“Redeemable Preferred Stock”) as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet. The adoption of this statement increased the Company’s total liabilities by $757.4 million as of March 31, 2004 and increased the Company’s consolidated interest expense by $17.8 million for the quarter ended March 31, 2004. This will have no impact on the Company’s cash flow, its Senior Credit Facility financial covenants or its ability to service its debt payments under the Senior Credit Facility.

Reclassifications

      Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

NOTE 2 — INTANGIBLE ASSETS, NET

      As of March 31, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization, all of which are attributable to the Established Businesses segment, consisted of the following:

	As of March 31, 2004			As of December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$183,729	$(49,775)	$133,954	$183,729	$(46,318)	$137,411
Trademarks/trade names	26,095	(4,094)	22,001	14,300	(2,707)	11,593
Subscriber lists	11,600	(11,600)	—	11,600	(11,600)	—

Total amortized intangible assets	221,424	(65,469)	155,955	209,629	(60,625)	149,004

Unamortized intangible assets:
Trademarks/trade names	66,648	(5,865)	60,783	78,443	(6,903)	71,540
Goodwill	45,406	(7,267)	38,139	45,406	(7,267)	38,139

Total unamortized intangible assets	112,054	(13,132)	98,922	123,849	(14,170)	109,679

Total intangible assets	$333,478	$(78,601)	$254,877	$333,478	$(74,795)	$258,683

      The Company modified certain estimated useful lives related to tradenames and advertiser lists during the first quarter of 2004. The impact was to increase amortization by $0.5 million related to these changes.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

      Amortization expense associated with intangible assets at March 31, 2004 is estimated to be $3,806 for each of the last three quarters of 2004 and approximately $15,225 for each year beginning in 2005 through 2009.

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

      As of March 31, 2004, there was $21,642 of accrued restructuring charges included on the Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses — long term. The remaining accrued expenditures primarily related to facilities consolidation expenses. During the three months ended March 31, 2004, the Company made $2,433 of payments, primarily related to real estate leases for vacant space. The Company anticipates making further payments in 2004 of approximately $7,000, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.

      The following table summarizes the activity with respect to the accrued restructuring charge balances for the three months ended March 31, 2004:

	As of			As of
	December 31,		Adjustment	March 31,
	2003	Payments	to Accrual	2004

Employee severance costs	$1,974	$(417)	$—	$1,557
Facility consolidation and other costs	21,418	(2,016)	683	20,085

Total	$23,392	$(2,433)	$683	$21,642

      The $683 adjustment to the accrual was due primarily to interest on the net present value of restructured leases.

NOTE 4 — DEBT

      As of March 31, 2004, the Company was in compliance with all of its debt covenants, and total indebtedness was $312,472, consisting of the following:

•	$189,188 under the Senior Credit Facility, including $8,200 outstanding under the revolving portion of the Senior Credit Facility,

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$111,004 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”).

      At March 31, 2004, there was approximately $500 borrowing capacity available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 5.37% to 5.87%.

      The Company was required to make an “excess cash flow” payment, as defined in its Senior Credit Facility, of $6.4 million on or before April 14, 2004. This represented a mandatory repayment of its loans under the Senior Credit Facility. This amount, along with the Company’s scheduled principal repayments of $13.0 payable within one year, has been classified as Current portion of long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2004.

      In connection with the Senior Credit Facility, the Company entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25,000 and a maturity date of October 11, 2003. Under this swap agreement, the Company received a floating rate of interest based on the three-month LIBOR,

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 4 — DEBT — (continued)

which reset quarterly, and paid a fixed rate of interest each quarter for the term of the agreement. This swap was accounted for as a cash flow hedge and any change in the fair market value of the swap was recognized as other comprehensive income or loss within Accumulated other comprehensive loss in the Company’s condensed consolidated Balance Sheet and condensed consolidated Statement of Stockholders’ Deficit. The mark-to-market adjustment for the three months ended March 31, 2003 was an unrealized gain of $311. The interest rate swap agreement ended on October 11, 2003 and was not renewed.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the three months ended March 31, 2004, the Company compounded interest in the amount of $3,441. The compounded interest accounts for the increase in total debt from $309,031 at December 31, 2003 to $312,472 at March 31, 2004.

      The issuance of the Compounding Notes is being accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The March 31, 2004 balance of $86,445 is included within long-term liabilities in the Company’s condensed consolidated Balance Sheet as Accrued interest — compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three months ended March 31, 2004 and 2003, the Company amortized $3,087 and $2,691 as a reduction of interest expense, respectively.

NOTE 5 —	MANDATORILY REDEEMABLE PREFERRED STOCK

      The following table details activity in the Redeemable Preferred Stock account for the three months ended March 31, 2004:

	Redeemable Preferred Stock

	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2003	$464,288	$129,460	$5,173	$107,966	$32,715	$739,602
Dividends payable	7,524	3,502	—	5,923	815	17,764

Balance at March 31, 2004	$471,812	$132,962	$5,173	$113,889	$33,530	$757,366

      As previously discussed, under SFAS 150 the Company, effective January 1, 2004, has recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet. The carrying value of the Redeemable Preferred Stock equals the fair value, therefore there was not a cumulative effect of an accounting change related to the adoption of SFAS 150.

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

	At March 31, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$45,432	$—	$45,432
Accounts receivable, net	—	—	29,087	—	29,087
Inventories	—	—	307	—	307
Prepaid expenses and other current assets	—	—	7,129	—	7,129
Due from (to) affiliates	1	(156,677)	156,676	—	—

Total current assets		(156,677)	238,631	—	81,955
Property and equipment, net	—	—	14,756	—	14,756
Investments in subsidiaries, equity method	(130,692)	(69,193)	—	199,885	—
Intangible assets, net	—	—	216,738	—	216,738
Goodwill, net	—	—	38,139	—	38,139
Notes receivable — affiliate	—	481,713	—	(481,713)	—
Other assets, net	—	12,172	3,281	—	15,453

Total assets	$(130,691)	$268,015	$511,545	$(281,828)	$367,041

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$16,610	$—	$16,610
Accrued expenses and other current liabilities	—	646	24,382	—	25,028
Current portion of long-term debt	—	19,373	—	—	19,373
Unexpired subscriptions and deferred revenue, net	—	—	26,659	—	26,659

Total current liabilities	—	20,019	67,651	—	87,670
Long-term debt	—	293,099	—	—	293,099
Accrued interest — compounding notes	—	86,445	—	—	86,445
Notes payable — affiliate	—	—	481,713	(481,713)	—
Accrued expenses — long-term	—	—	12,938	—	12,938
Mandatorily redeemable preferred stock	757,366	—	—	—	757,366
Other non-current liabilities	—	—	17,580	—	17,580

Total liabilities	757,366	399,563	579,882	(481,713)	1,255,098

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,332	—	28	(28)	17,332
Stock subscription loans	(3)	—	—	—	(3)
Additional paid-in capital	8,468	566,631	652,203	(1,218,834)	8,468
Accumulated deficit	(913,854)	(698,179)	(721,802)	1,419,981	(913,854)
Accumulated other comprehensive loss	—	—	—	—	—

Total stockholders’ equity (deficit)	(888,057)	(131,548)	(68,337)	199,885	(888,057)

Total liabilities and stockholders’ equity (deficit)	$(130,691)	$268,015	$511,545	$(281,828)	$367,041

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION  — (continued)

	At December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$47,308	$—	$47,308
Accounts receivable, net	—	—	32,836	—	32,836
Inventories	—	—	321	—	321
Prepaid expenses and other current assets	—	—	7,010	—	7,010
Due from (to) affiliates	1	(151,939)	151,938	—	—

Total current assets	1	(151,939)	239,413	—	87,475
Property and equipment, net	—	—	15,206	—	15,206
Investments in subsidiaries, equity method	(123,750)	(71,876)	—	195,626	—
Intangible assets, net	—	—	220,544	—	220,544
Goodwill, net	—	—	38,139	—	38,139
Notes receivable — affiliate	—	486,100	—	(486,100)	—
Other assets, net	—	12,712	2,832	—	15,544

Total assets	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$13,938	$—	$13,938
Accrued expenses and other current liabilities	—	1,040	30,666	—	31,706
Current portion of long-term debt	—	15,766	—	—	15,766
Unexpired subscriptions and deferred revenue, net	—	—	25,170	—	25,170

Total current liabilities	—	16,806	69,774	—	86,580
Long-term debt	—	293,265	—	—	293,265
Accrued interest — compounding notes	—	89,532	—	—	89,532
Notes payable — affiliate	—	—	486,100	(486,100)	—
Accrued expenses — long-term	—	—	14,027	—	14,027
Other non-current liabilities	—	—	17,253	—	17,253

Total liabilities	—	399,603	587,154	(486,100)	500,657

Mandatorily redeemable preferred stock	739,602	—	—	—	739,602

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,343	—	28	(28)	17,343
Stock subscription loans	(14)	—	—	—	(14)
Additional paid-in capital	8,468	566,631	632,378	(1,199,009)	8,468
Accumulated (deficit) equity	(889,148)	(691,237)	(704,660)	1,395,897	(889,148)

Total stockholders’ equity (deficit)	(863,351)	(124,606)	(71,020)	195,626	(863,351)

Total liabilities and stockholders’ equity (deficit)	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION  — (continued)

	Three Months Ended March 31, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$41,968	$—	$41,968

Operating expenses:
Cost of production	—	—	12,933	—	12,933
Selling, general and administrative expenses	—	—	26,026	—	26,026
Depreciation and amortization of property and equipment	—	—	1,793	—	1,793
Amortization of intangible assets	—	—	3,806	—	3,806

Total operating expenses	—	—	44,558	—	44,558

Loss from operations	—	—	(2,590)	—	(2,590)
Equity in income (loss) from subsidiaries	(6,942)	(17,142)	—	24,084	—
Intercompany interest income (expense)	—	14,583	(14,583)	—	—
Interest income (expense), net	(17,764)	(4,383)	120	—	(22,027)

Loss before income taxes	(24,706)	(6,942)	(17,053)	24,084	(24,617)
Income tax provision	—	—	89	—	89

Net loss	$(24,706)	$(6,942)	$(17,142)	$24,084	$(24,706)

	Three Months Ended March 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$42,091	$—	$42,091

Operating expenses:
Cost of production	—	—	15,206	—	15,206
Selling, general and administrative expenses	—	—	25,302	—	25,302
Depreciation and amortization of property and equipment	—	—	2,901	—	2,901
Amortization of intangible assets	—	—	4,212	—	4,212

Total operating expenses	—	—	47,621	—	47,621

Loss from operations	—	—	(5,530)	—	(5,530)
Gain on sale of assets, net	—	—	65	—	65
Equity in income (loss) from subsidiaries	(10,726)	(20,717)	—	31,443	—
Intercompany interest income (expense)	—	15,091	(15,091)	—	—
Interest income (expense), net	—	(5,100)	89	—	(5,011)

Loss before income taxes	(10,726)	(10,726)	(20,467)	31,443	(10,476)
Income tax provision	—	—	250	—	250

Net loss	$(10,726)	$(10,726)	$(20,717)	$31,443	$(10,726)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION  — (continued)

	Three Months Ended March 31, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net loss	$(24,706)	$(6,942)	$(17,142)	$24,084	$(24,706)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	5,599	—	5,599
Non-cash rent expense	—	—	179	—	179
Amortization of accrued interest on compounding notes, net	—	354	—	—	354
Amortization of debt issuance costs	—	540	—	—	540
Accrued dividends on mandatorily redeemable preferred stock	17,764	—	—	—	17,764
Equity in loss (income) from subsidiaries	6,942	17,142	—	(24,084)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	3,749	—	3,749
Inventories	—	—	14	—	14
Accounts payable and accrued expenses	—	(394)	(4,903)	—	(5,297)
Unexpired subscriptions and deferred revenue, net	—	—	1,489	—	1,489
Due to (from) affiliates	—	5,750	(5,750)	—	—
Prepaid expenses and other, net	—	—	(219)	—	(219)

Net cash provided (used) by operating activities	—	16,450	(16,984)	—	(534)

Cash flows from investing activities:
Capital expenditures	—	—	(1,342)	—	(1,342)
Investments in subsidiaries	—	(20,837)	—	20,837	—

Net cash provided (used) by investing activities	—	(20,837)	(1,342)	20,837	(1,342)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	20,837	(20,837)	—
Proceeds from collection of intercompany notes receivable	—	4,387	—	(4,387)	—
Repayment of intercompany notes payable	—	—	(4,387)	4,387	—

Net cash provided (used) by financing activities	—	4,387	16,450	(20,837)	—

Net decrease in cash and cash equivalents	—	—	(1,876)	—	(1,876)
Cash and cash equivalents at beginning of period	—	—	47,308	—	47,308

Cash and cash equivalents at end of period	$—	$—	$45,432	$—	$45,432

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION  — (continued)

	Three Months Ended March 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net loss	$(10,726)	$(10,726)	$(20,717)	$31,443	$(10,726)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	7,113	—	7,113
Non-cash rent expense	—	—	595	—	595
Amortization of accrued interest on compounding notes, net	—	304	—	—	304
Amortization of debt issuance costs and non-cash interest expense	—	1,072	—	—	1,072
Equity in loss from subsidiaries	10,726	20,717	—	(31,443)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	3,512	—	3,512
Inventories	—	—	77	—	77
Accounts payable and accrued expenses	—	(804)	(6,576)	—	(7,380)
Unexpired subscriptions and deferred revenue, net	—	—	(216)	—	(216)
Due to (from) affiliate	—	(20,142)	20,142	—	—
Prepaid expenses and other, net	—	311	1,083	—	1,394

Net cash provided (used) by operating activities	—	(9,268)	5,013	—	(4,255)

Cash flows from investing activities:
Capital expenditures	—	—	(504)	—	(504)

Net cash used by investing activities	—	—	(504)	—	(504)

Cash flows from financing activities:
Proceeds from collection of intercompany notes receivable	—	5,654	—	(5,654)	—
Repayment of intercompany notes payable	—	—	(5,654)	5,654	—

Net cash provided (used) by financing activities	—	5,654	(5,654)	—	—

Net decrease in cash and cash equivalents	—	(3,614)	(1,145)	—	(4,759)
Cash and cash equivalents at beginning of period	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of period	$1	$24,653	$11,877	$—	$36,531

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

	At March 31, 2004

	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$45,432	$—	$—	$45,432
Accounts receivable, net	—	22,838	6,249	—	29,087
Inventories	—	307	—	—	307
Prepaid expenses and other current assets	—	6,375	754	—	7,129
Due from (to) affiliates	1	7,949	(7,950)	—	—

Total current assets	1	82,901	(947)	—	81,955
Property and equipment, net	—	13,493	1,263	—	14,756
Investments in subsidiaries, cost method	564,131	166,266	—	(730,397)	—
Intangible assets, net	—	216,738	—	—	216,738
Goodwill, net	—	38,139	—	—	38,139
Other assets, net	—	15,453	—	—	15,453

Total assets	$564,132	$532,990	$316	$(730,397)	$367,041

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$14,470	$2,140	$—	$16,610
Accrued expenses and other current liabilities	—	22,621	2,407	—	25,028
Current portion of long-term debt	—	19,373	—	—	19,373
Unexpired subscriptions and deferred revenue, net	—	25,982	677	—	26,659

Total current liabilities	—	82,446	5,224	—	87,670
Long-term debt	—	293,099	—	—	293,099
Accrued interest — compounding notes	—	86,445	—	—	86,445
Accrued expenses — long-term	—	12,938	—	—	12,938
Mandatorily redeemable preferred stock	757,366	—	—	—	757,366
Other non-current liabilities	—	17,580	—	—	17,580

Total liabilities	757,366	492,508	5,224	—	1,255,098

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,332	—	28	(28)	17,332
Stock subscription loans	(3)	—	—	—	(3)
Additional paid-in capital	8,468	564,131	165,004	(729,135)	8,468
Accumulated deficit	(219,031)	(523,649)	(171,174)	—	(913,854)

Total stockholders’ equity (deficit)	(193,234)	40,482	(4,908)	(730,397)	(888,057)

Total liabilities and stockholders’ equity (deficit)	$564,132	$532,990	$316	$(730,397)	$367,041

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION  — (continued)

	At December 31, 2003

	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$47,308	$—	$—	$47,308
Accounts receivable, net	—	25,095	7,741	—	32,836
Inventories	—	321	—	—	321
Prepaid expenses and other current assets	—	6,701	309	—	7,010
Due from (to) affiliates	1	7,949	(7,950)	—	—

Total current assets	1	87,374	100	—	87,475

Property and equipment, net	—	14,779	427	—	15,206
Investments in subsidiaries, cost method	564,131	164,400	—	(728,531)	—
Intangible assets, net	—	220,544	—	—	220,544
Goodwill, net	—	38,139	—	—	38,139
Other assets, net	—	15,544	—	—	15,544

Total assets	$564,132	$540,780	$527	$(728,531)	$376,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$13,151	$787	$—	$13,938
Accrued expenses and other current liabilities	—	28,188	3,518	—	31,706
Current portion of long-term debt	—	15,766	—	—	15,766
Unexpired subscriptions and deferred revenue, net	—	24,437	733	—	25,170

Total current liabilities	—	81,542	5,038	—	86,580
Long-term debt	—	293,265	—	—	293,265
Accrued interest — compounding notes	—	89,532	—	—	89,532
Accrued expenses — long-term	—	14,027	—	—	14,027
Other non-current liabilities	—	17,253	—	—	17,253

Total liabilities	—	495,619	5,038	—	500,657

Mandatorily redeemable preferred stock	739,602	—	—	—	739,602

Stockholder’s equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,343	—	28	(28)	17,343
Stock subscription loans	(14)	—	—	—	(14)
Additional paid-in capital	8,468	564,131	163,138	(727,269)	8,468
Accumulated deficit	(201,267)	(518,970)	(168,911)	—	(889,148)

Total stockholder’s equity (deficit)	(175,470)	45,161	(4,511)	(728,531)	(863,351)

Total liabilities and stockholder’s equity (deficit)	$564,132	$540,780	$527	$(728,531)	$376,908

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION  — (continued)

	Three Months Ended March 31, 2004

	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Total

Revenue, net	$—	$32,657	$9,311	$41,968

Operating expenses:
Cost of production	—	12,298	635	12,933
Selling, general and administrative expenses	—	15,305	10,721	26,026
Depreciation and amortization of property and equipment	—	1,576	217	1,793
Amortization of intangible assets	—	3,806	—	3,806

Total operating expenses	—	32,985	11,573	44,558

Loss from operations	—	(328)	(2,262)	(2,590)
Interest expense, net	(17,764)	(4,263)	—	(22,027)

Loss before income taxes	(17,764)	(4,591)	(2,262)	(24,617)
Income tax provision	—	88	1	89

Net loss	$(17,764)	$(4,679)	$(2,263)	$(24,706)

	Three Months Ended March 31, 2003

	Ziff Davis	Restricted	Unrestricted
	Holdings Inc.(1)	Subsidiaries	Subsidiaries	Total

Revenue, net	$—	$36,128	$5,963	$42,091

Operating expenses:
Cost of production	—	14,542	664	15,206
Selling, general and administrative expenses	—	16,907	8,395	25,302
Depreciation and amortization of property and equipment	—	2,355	546	2,901
Amortization of intangible assets	—	4,212	—	4,212

Total operating expenses	—	38,016	9,605	47,621

Loss from operations	—	(1,888)	(3,642)	(5,530)
Gain on sale of assets, net	—	—	65	65
Interest expense, net	—	(5,011)	—	(5,011)

Loss before income taxes	—	(6,899)	(3,577)	(10,476)
Income tax provision	—	250	—	250

Net loss	$—	$(7,149)	$(3,577)	$(10,726)

(1)	Includes amounts related to Ziff Davis Intermediate Holdings Inc., which is a wholly-owned subsidiary of Ziff Davis Holdings and the direct 100% stockholder of Ziff Davis Media.

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

      The Company has two reportable segments as detailed below:

•	Established Businesses — primarily comprised of the Ziff Davis Publishing Inc. subsidiary, which includes the publishing assets that were acquired when the Company was formed in April 2000 and are collectively referred to and defined under the Senior Credit Facility as the “Restricted Subsidiaries.” This segment is engaged in publishing and licensing magazines and providing editorial content about technology, videogames and the Internet. This segment also licenses its content and brands in 41 countries and 20 languages worldwide.

•	Developing Businesses — comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under the Senior Credit Facility as the “Unrestricted Subsidiaries.” This segment is focused on developing new businesses, including: (1) publications, which consist of Baseline, CIO Insight, and now Sync, the Company’s new consumer lifestyle magazine; (2) Internet-related properties which leverage editorial content, expertise and relationships with the Company’s audience and advertisers in the Established Businesses segment; and (3) events, including those developed by the Company’s new Event Marketing Group which is building targeted events for the business and consumer technology communities.

      The reportable segments are aligned with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandate certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in the debt agreements. As such, management is required to make decisions regarding the allocation of resources and assessment of performance based on the bank reporting requirements.

      The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, restructuring and non-recurring and certain non-cash charges (“EBITDA”). Any inter-segment revenues included in segment data are not material.

      The following table presents information about the reported segments for the periods ended:

	Three Months
	Ended March 31,

	2004	2003

Revenue, net:
Established Businesses	$32,657	$36,128
Developing Businesses	9,311	5,963

Total	$41,968	$42,091

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 8 — SEGMENT INFORMATION — (continued)

	Three Months
	Ended March 31,

	2004	2003

EBITDA:
Established Businesses	$5,054	$4,679
Developing Businesses	(2,045)	(3,096)

Total	$3,009	$1,583

	March 31,	December 31,
	2004	2003

Total assets:
Established Businesses	$366,725	$376,381
Developing Businesses	316	527

Total	$367,041	$376,908

      It should be noted that the Company excludes only non-recurring and certain non-cash charges from EBITDA as presented in this report. No such charges were incurred for the quarters ended March 31, 2004 and 2003. EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company believes EBITDA may be commonly used by certain investors and analysts to analyze a company’s ability to service debt. EBITDA (subject to certain adjustments) is also a component of the Company’s debt compliance calculations. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most directly comparable financial measure under GAAP to EBITDA is Loss from operations. Reconciliations between EBITDA and Loss from operations are provided below.

	Three Months
	Ended March 31,

	2004	2003

Reconciliation of segment EBITDA to consolidated Loss from operations:
Total segment EBITDA	$3,009	$1,583
Depreciation and amortization	(5,599)	(7,113)

Loss from operations	$(2,590)	$(5,530)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, as well as the unaudited condensed consolidated financial statements and notes thereto included herein. Historical results and percentage relationships set forth in these unaudited condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of results for future operations.

Overview

      We are a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. We are an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rental, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing,” “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

      Our operations are classified into two reportable segments, Established Businesses and Developing Businesses. The Established Businesses segment is primarily comprised of the Ziff Davis Publishing Inc. subsidiary which includes the publishing assets that were acquired when we were formed in April 2000 and are collectively referred to and defined under our Amended and Restated Senior Credit Facility (the “Senior Credit Facility”) as the “Restricted Subsidiaries.” This segment is engaged in publishing and licensing magazines and providing editorial content about technology, videogames and the Internet. This segment also licenses its content and brands in 41 countries and 20 languages worldwide.

      The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under our Senior Credit Facility as the “Unrestricted Subsidiaries.” This segment is focused on developing new businesses, including: (1) publications, which consist of Baseline, CIO Insight, and now Sync, the Company’s new consumer lifestyle magazine; (2) Internet-related properties which leverage the Company’s editorial content, expertise and relationships with the Company’s audience and advertisers in our Established Businesses segment; and (3) events, including those developed by our new Event Marketing Group which is building targeted events for the business and consumer technology communities.

      For further segment information, see Note 8 to our unaudited Condensed Consolidated Financial Statements included herein.

      Ziff Davis Holdings’ financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, and as of December 31, 2003, are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries. Ziff Davis Holdings’ financial statements as of March 31, 2004 and for the three month period then ended are unaudited.

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

Results of Operations — Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue

      Revenue was $42.0 million for the three months ended March 31, 2004 compared to $42.1 million in the comparable prior period, a decrease of $0.1 million or 0.2%.

      Revenue from the Restricted Subsidiaries was $32.7 million for the three months ended March 31, 2004, a decrease of $3.4 million or 9.4% compared to $36.1 million in the same period last year. The decrease was primarily due to the continued softness in the videogame and consumer technology magazine advertising markets which resulted in advertising page and average revenue per page declines for some of our publications. In addition, single copy circulation revenues in these two areas also continued to decline as consumer traffic and spending for mainline newsstands has remained sluggish for the past year or more. Lastly, the Company continues to see some further shifting of customer marketing budgets towards additional advertising on its publication-affiliated websites, and those advertising dollars are captured in the Unrestricted Subsidiaries.

      Revenue from the Unrestricted Subsidiaries was $9.3 million for the three months ended March 31, 2004, an increase of $3.3 million or 55.0% compared to $6.0 million in the same period last year. The increase is primarily related to higher advertising revenue for the Company’s Internet operations and CIO Insight and substantially increased event revenues for Baseline and CIO Insight. The Internet Group’s revenues increased by $2.1 million or 69.9% for the first quarter of 2004 versus the prior year period due to its continued strong growth in consumer traffic, page views and new advertisers.

Cost of production

      Cost of production was $12.9 million for the three months ended March 31, 2004 compared to $15.2 million for the comparable prior year period, a $2.3 million or 15.1% decrease.

      Cost of production related to the Restricted Subsidiaries was $12.3 million for the three months ended March 31, 2004, compared to $14.5 million for the comparable prior year period, a $2.2 million or 15.2% decrease. The decrease primarily relates to manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of the Company’s publications, the impact of more favorable third-party supplier contracts and certain revenue-variable cost savings. Cost of production in the Restricted Subsidiaries as a percentage of revenue decreased from 40.2% to 37.6% for the three months ended March 31, 2003 and 2004, respectively.

      Cost of production related to the Unrestricted Subsidiaries was $0.6 million for the three months ended March 31, 2004 compared to $0.7 million for the comparable prior year period, a $0.1 million decrease. The decrease was primarily due to reduced Internet infrastructure and operating costs resulting from the Company’s ongoing cost management initiatives and the impact of more favorable third-party supplier contracts. Cost of production in the Unrestricted Subsidiaries as a percentage of revenue decreased from 11.7% to 6.5% for the three months ended March 31, 2003 and 2004, respectively.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended March 31, 2004 were $26.0 million compared to $25.3 million for the comparable prior year period, a $0.7 million or 2.8% increase.

      Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $1.6 million or 9.5% from $16.9 million to $15.3 million for the three months ended March 31, 2003 and 2004, respectively. This decline was due to the Company’s ongoing cost containment efforts and a change in the timing of certain magazine promotion and renewal campaigns which were executed during the first quarter of 2003 but will occur in different quarterly periods in 2004. Selling, general and administrative expenses in the Restricted Subsidiaries as a percentage of revenue remained the same at 46.8% for the three months ended March 31, 2003 and 2004.

      Selling, general and administrative expenses related to the Unrestricted Subsidiaries increased $2.3 million or 27.4% from $8.4 million to $10.7 million for the three months ended March 31, 2003 and 2004, respectively. The increase was primarily due to incremental costs associated with the Company’s new business initiatives — Sync magazine, 1UP.com and the Event Marketing Group — but also included increased Internet promotion, content and sales costs and higher Baseline and CIO Insight event costs due to higher sales volume in these areas. Selling, general and administrative expenses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 140.0% to 115.1% for the three months ended March 31, 2003 and 2004, respectively.

Depreciation and amortization expense

      Depreciation and amortization expenses were $5.6 million and $7.1 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of March 31, 2004 as compared to March 31, 2003.

Interest expense, net

      Interest expense was $22.0 million for the three months ended March 31, 2004 compared to $5.0 million for the three months ended March 31, 2003. Interest expense for the quarter ended March 31, 2004 included the following non-cash items: (1) $17.8 million related to the accrued dividends on the mandatorily redeemable preferred stock (“Redeemable Preferred Stock”) (previously recorded in Accumulated deficit on the Condensed Consolidated Balance Sheet), (2) $0.4 million related to long-term real estate leases recorded in prior periods at their net present value, (3) $0.5 million of amortization of debt issuance costs and (4) $0.4 million of net interest expense related to the Compounding Notes. Our weighted average debt outstanding was approximately $311.3 million and $303.2 million, and our weighted average interest rate was 8.6% and 8.2%, for the three months ended March 31, 2004 and 2003, respectively. As a result of the accretion from the Compounding Notes, a greater portion of our debt is at the higher fixed rate of interest (13.0%) and accounts for the increase in our weighted average interest rate.

Income taxes

      Any tax benefit resulting from the Company’s loss before income taxes for the quarters ended March 31, 2004 and 2003 are offset in full by a valuation allowance. The income tax provision of $89,000 and $250,000 represent effective rates of (0.4)% and (3.9)% for the three months ended March 31, 2004 and 2003, respectively. The negative effective rates for the three months ended March 31, 2004 and 2003 result from our provision for certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

      Net loss of $24.7 million for the three months ended March 31, 2004 increased $14.0 million compared to net loss of $10.7 million for the three months ended March 31, 2003. The increased loss is due to the adoption of SFAS 150, the result of which the Company, effective January 1, 2004, recorded the accrued dividends on the Redeemable Preferred Stock as interest expense. Prior to the adoption of SFAS 150, the accrued dividends were recorded directly as Accumulated deficit on the Condensed Consolidated Balance Sheet. Excluding the $17.8 million in interest expense related to the Redeemable Preferred Stock for the three months ended March 31, 2004, net loss decreased $3.8 million or 35.5% to $6.9 million.

Liquidity and Capital Resources

      Total cash at March 31, 2004 was $45.4 million. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

      Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses segment and are generally comprised of businesses that were acquired from ZDI in April 2000. The Senior Credit Facility and indentures governing the 12% Notes and Compounding Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries. At March 31, 2004, $14.6 million of our cash balance is available to fund the Unrestricted Subsidiaries.

      As of March 31, 2004, we were in compliance with all of our debt covenants. Total indebtedness at March 31, 2004 was $312.5 million and consisted of $181.0 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $12.3 million under the 12% Notes and $111.0 million under the Compounding Notes.

      At March 31, 2004, borrowings under the Senior Credit Facility bore interest rates ranging from 5.37% to 5.87% and approximately $0.5 million of borrowing capacity was available under the revolving portion of such facility. The Company is required to make an annual “excess cash flow” payment, as defined in our Senior Credit Facility, not later than 105 days after fiscal year-end. The payment for 2003, made on April 14, 2004, was $6.4 million and represented a mandatory repayment of our loans under the Senior Credit Facility. The $6.4 million payment along with our other scheduled principal payments of approximately $13.0 million payable within one year is classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at March 31, 2004.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. Through August 13, 2006, interest may be paid, at our option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the three months ended March 31, 2004, we compounded interest in the amount of $3.4 million. The compounded interest accounts for the increase in long-term debt from $309.0 million at December 31, 2003 to $312.5 million at March 31, 2004.

      We believe that our cash on hand, coupled with future cash generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs for 2004. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations for 2004 when due. We also believe that our Senior Credit Facility and the Compounding Notes indenture contain achievable restrictive and financial covenants which we will also be able to meet in 2004.

Sources and Uses of Cash — Three Months Ended March 31, 2004 and 2003

      Details of changes in cash and cash equivalents during the three months ended March 31, 2004 and 2003 are discussed below.

      Operating Activities. Cash used by operating activities was $0.5 million for the three months ended March 31, 2004 compared to $4.3 million used by operating activities for the three months ended March 31, 2003, representing an improvement of $3.8 million. The change was primarily attributable to increased operating results and working capital improvements. Additionally, we paid $2.4 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively, related to accrued restructuring costs.

      Investing Activities. Cash used by investing activities was $1.3 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively, and represented capital expenditures in both periods.

      Financing Activities. There was no cash provided or used by financing activities for the three months ended March 31, 2004 and 2003.

Off-Balance-Sheet Arrangements

      At March 31, 2004, we did not have any relationships with variable interest (otherwise known as “special purpose”) entities that have been established for the purpose of facilitating off-balance-sheet debt.

      In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $1.3 million at March 31, 2004, and are not recorded on the Condensed Consolidated Balance Sheet as of March 31, 2004.

      We have entered into certain agreements with several executives that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds on measurement dates beginning with the close of our 2006 fiscal year. As of March 31, 2004, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. Based on this, we have not accrued any liabilities in relation to these incentive obligation as of March 31, 2004.

Cyclicality

      Revenue from print advertising accounted for approximately 53.8% and 58.5% of our total revenue for the three months ended March 31, 2004 and 2003, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results with respect to prior periods.

Seasonality

      Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in the fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Other factors affecting the seasonality of our business are customer budgetary spending patterns, new product introductions and general economic trends. Quarterly results may also be affected by variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with internal growth, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We also cannot assure that our fourth quarter revenue will be higher than revenue for our other quarters.

Effect of Recently Issued Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is effective for periods beginning after June 15, 2003 for existing variable interest entities. In December 2003, the FASB issued Interpretation 46 R, “Consolidation of Variable Interest Entities (revised December 2003)”, (“FIN 46 R”) which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. As we had no material exposures to variable interest entities or other off-balance sheet arrangements, the effects of adopting FIN 46 and FIN 46 R were not material to our results of operations or financial condition.

      In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 15, 2003. The Company believes that under SFAS 150, it is defined as a nonpublic entity and has outstanding preferred stock that is mandatorily redeemable. Therefore, effective January 1, 2004, we have recorded the accrued dividends on the redeemable preferred stock as interest expense and classified the redeemable preferred stock as a long-term liability on our Condensed Consolidated Balance Sheet. The adoption of this statement increased the Company’s total liabilities by $757.4 million as of March 31, 2004 and increased the Company’s consolidated interest expense by $17.8 million for the quarter ended March 31, 2004. This will have no impact on the Company’s cash flow, its Senior Credit Facility financial covenants or its ability to service its debt payments under the Senior Credit Facility in 2004.

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

      Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth; future paper, postage, printing or other expenses; future operating margins; anticipated capital spending; our ability to obtain funding; our ability to service our debt and meet our financial covenants; and other future or expected performance are subject to risk factors. For additional information about certain risks concerning our business, see our Annual Report on Form 10-K and specifically the headings “Certain Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      The fixed interest rate on our 12% Notes and our Compounding Notes results in $123.3 million, or 39.5%, of our funded debt being effectively set at a fixed rate of interest as of March 31, 2004. Accordingly, a 1.00% fluctuation in interest rates would cause a $1.9 million fluctuation in annual interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

      We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. In 2001 and 2002, paper prices declined significantly and remained essentially unchanged for 2003. In addition, during 2001 we outsourced the majority of our paper buying to our printers. We expect that our paper prices will also remain stable in 2004 due to price protection contracts we entered into with some of our suppliers.

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

      a)     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of March 31, 2004 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index

31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification for Derek Irwin pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification for Derek Irwin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

      On February 26, 2004, the Registrant filed a Form 8-K related to its issuance of a press release describing its financial results for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ DEREK IRWIN

Derek Irwin
CHIEF FINANCIAL OFFICER

Date: May 5, 2004