Form 10-Q
period 2004-06-30
ZIFF DAVIS HOLDINGS INC
filed 2004-08-05
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES ☐          NO ☑

          As of August 5, 2004, 2,311,443 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$35,670	$47,308
Accounts receivable, net	34,095	32,836
Inventories	346	321
Prepaid expenses and other current assets	7,341	7,010

Total current assets	77,452	87,475
Property and equipment, net	14,680	15,206
Intangible assets, net	212,931	220,544
Goodwill, net	38,139	38,139
Other assets, net	15,392	15,544

Total assets	$358,594	$376,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,721	$13,938
Accrued expenses and other current liabilities	23,173	31,706
Current portion of long-term debt	22,897	15,766
Unexpired subscriptions and deferred revenue, net	25,944	25,170

Total current liabilities	88,735	86,580
Long-term debt	286,725	293,265
Accrued interest — compounding notes	83,261	89,532
Accrued expenses — long-term	13,479	14,027
Mandatorily redeemable preferred stock	775,691	—
Other non-current liabilities	19,154	17,253

Total liabilities	1,267,045	500,657

Commitments and contingencies (Note 6)
Mandatorily redeemable preferred stock	—	739,602

Stockholders’ equity (deficit):
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,443 and 2,312,928 shares issued and outstanding, respectively	17,332	17,343
Stock subscription loans	(3)	(14)
Additional paid-in capital	8,468	8,468
Accumulated deficit	(934,248)	(889,148)

Total stockholders’ equity (deficit)	(908,451)	(863,351)

Total liabilities and stockholders’ equity (deficit)	$358,594	$376,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue, net	$51,328	$47,116	$93,296	$89,207

Operating expenses:
Cost of production	14,423	14,331	27,356	29,537
Selling, general and administrative expenses	28,756	23,766	54,782	49,068
Depreciation and amortization of property and equipment	1,992	3,699	3,785	6,600
Amortization of intangible assets	3,807	4,211	7,613	8,423
Restructuring charges, net	—	(1,501)	—	(1,501)

Total operating expenses	48,978	44,506	93,536	92,127

Income (loss) from operations	2,350	2,610	(240)	(2,920)
Gain on sale of assets, net	—	—	—	65
Interest expense, net	(22,668)	(4,846)	(44,695)	(9,857)

Loss before income taxes	(20,318)	(2,236)	(44,935)	(12,712)
Income tax provision	76	106	165	356

Net loss	$(20,394)	$(2,342)	$(45,100)	$(13,068)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(45,100)	$(13,068)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	11,398	15,023
Provision for doubtful accounts	569	520
Non-cash rent expense (income)	(273)	1,233
Amortization of accrued interest on compounding notes, net	720	621
Amortization of debt issuance costs	1,079	1,079
Non-cash restructuring charges, net	—	(1,501)
Non-cash compensation	1,367	—
Accrued dividends on mandatorily redeemable preferred stock	36,089	—
Changes in operating assets and liabilities:
Accounts receivable	(1,828)	4,795
Inventories	(25)	(19)
Accounts payable and accrued expenses	(6,476)	(5,479)
Unexpired subscriptions and deferred revenue, net	774	(3,425)
Prepaid expenses and other, net	(273)	2,473

Net cash provided (used) by operating activities	(1,979)	2,252

Cash flows from investing activities:
Capital expenditures	(3,259)	(1,644)

Net cash used by investing activities	(3,259)	(1,644)

Cash flows from financing activities:
Repayment of borrowings under senior credit facilities	(6,400)	—

Net cash used by financing activities	(6,400)	—

Net increase (decrease) in cash and cash equivalents	(11,638)	608
Cash and cash equivalents at beginning of period	47,308	41,290

Cash and cash equivalents at end of period	$35,670	$41,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(dollars in thousands)

	Common Stock		Stock	Additional		Total
			Subscription	Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Loans	Capital	Deficit	Deficit	Loss

Balance at December 31, 2003	2,312,928	$17,343	$(14)	$8,468	$(889,148)	$(863,351)	$—
Cancellation of shareholders loans	(1,485)	(11)	11	—	—	—	—
Net loss	—	—	—	—	(45,100)	(45,100)	(45,100)

Balance at June 30, 2004	2,311,443	$17,332	$(3)	$8,468	$(934,248)	$(908,451)	$(45,100)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at June 30, 2004 and December 31, 2003 and the results of its consolidated operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 and changes in stockholders’ deficit from December 31, 2003 to June 30, 2004 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Formation of Ziff Davis Holdings Inc.

      The Company is a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. The Company is an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rental, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

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

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

advertisers in its Established Businesses segment; and (3) events, including those developed by the Company’s new Event Marketing Group which is building targeted events for the business and consumer technology communities.

      For additional information on the Company’s operating segments, see Note 8.

Principles of Consolidation

      The financial statements of the Company as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Stock-based Compensation

      In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”). Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of the options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for the 2001 Stock Option Plan. The table below details pro forma net loss as if the compensation cost for the Company’s 2001 Stock Option Plan was determined on the fair value basis at the respective grant dates and recognized over the vesting period (adjusted for forfeitures).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss, as reported	$(20,394)	$(2,342)	$(45,100)	$(13,068)
Stock-based employee compensation income (expense) determined under the fair value basis for all awards, net of related tax effects	(2)	(2)	(3)	(4)

Pro forma net loss	$(20,396)	$(2,344)	$(45,103)	$(13,072)

      Pursuant to the Company’s Amended and Restated 2002 Employee Stock Option Plan (the “2002 Stock Option Plan”), during 2003, the Company’s Board of Directors authorized the Company’s officers to execute and deliver option agreements with respect to an aggregate number of 10,652 shares of Series D Preferred Stock; 13,089 shares of Series B Preferred Stock; 43,544 shares of Series A Preferred Stock; and 6,975,000 shares of Common Stock. During the second quarter of 2004, the Company executed the options agreements and granted the options referred to above.

      The options granted under the 2002 Stock Option plan are variable awards and contain certain cash settlement features as described in the Company’s most recent filing on Form 10K. They are not exercisable until the earlier of a sale of the Company or 30 days following an initial public offering (as defined in the amended option plan), or the seventh anniversary of the option grant date. Options generally vest over a five year period, however, vesting accelerates upon a sale of the Company. As of June 30, 2004, the following options were vested: 8,179 of the Series D options, 10,028 of the Series B options, 33,307 of the Series A options and 5,053,032 of the common stock options. Due to the nature of the rights granted to the option holders and the debt classification of the underlying securities in the case of the options on the preferred stock,

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

the Company accounts for the option grants under the 2002 Stock Option Plan using a fair value methodology. The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. The value of the options will be remeasured at each reporting period and any changes in the value will be recorded as compensation expense in that period relative to the vested portion of the outstanding options.

      The Company estimated the fair value of the options granted during the second quarter of 2004 to be approximately $1,707 and recognized $1,367 as non-cash compensation expense within Selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2004. The remaining expense associated with these options grants will be recognized over the remaining vesting period which extends through 2009.

      The exercise prices for the outstanding options on Series D and B ranged from $1,000 per share to $1,342 per share while the exercise prices for all outstanding options on Series A and common stock was $0.01 and $0.001 per share, respectively. The weighted average exercise price of the outstanding options as of June 30, 2004 for the Series D, B, A and common stock options was $1,019.15, $1,010.74, $0.01 and $0.001 per share, respectively. The weighted average remaining contractual life of each class of outstanding options as of June 30, 2004 was 8.9 years. There were no options exercisable as of June 30, 2004.

      The following assumptions were utilized in the Black-Scholes option valuation model:

Dividend yield	0.00%
Expected volatility	20.00%
Risk-free interest rate	3.26%
Expected life (in years)	3.16

      The expected volatility was based on the historical volatility of comparable securities and companies. The risk free interest rate was based on the three-year treasury bill rate.

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

      In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company believes that under SFAS 150, it is defined as a nonpublic entity and has outstanding preferred stock that is considered mandatorily redeemable. Therefore, effective January 1, 2004, the Company began classifying the accrued dividends on the mandatorily redeemable preferred stock (“Redeemable Preferred Stock”) as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet. The adoption of this statement increased the Company’s total liabilities by $775,691 as of June 30, 2004 and increased the Company’s consolidated interest expense by $36,089 for the six months ended June 30, 2004. This has no impact on the Company’s cash flow, its Senior Credit Facility financial covenants or its ability to service its debt payments under the Senior Credit Facility.

Reclassifications

      Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

NOTE 2 —	INTANGIBLE ASSETS, NET

      As of June 30, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization, all of which are attributable to the Established Businesses segment, consisted of the following:

	As of June 30, 2004			As of December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$183,729	$(53,232)	$130,497	$183,729	$(46,318)	$137,411
Trademarks/trade names	26,095	(4,444)	21,651	14,300	(2,707)	11,593
Subscriber lists	11,600	(11,600)	—	11,600	(11,600)	—

Total amortized intangible assets	221,424	(69,276)	152,148	209,629	(60,625)	149,004

Unamortized intangible assets:
Trademarks/trade names	66,648	(5,865)	60,783	78,443	(6,903)	71,540
Goodwill	45,406	(7,267)	38,139	45,406	(7,267)	38,139

Total unamortized intangible assets	112,054	(13,132)	98,922	123,849	(14,170)	109,679

Total intangible assets	$333,478	$(82,408)	$251,070	$333,478	$(74,795)	$258,683

      The Company modified certain estimated useful lives related to tradenames and advertiser lists during the first quarter of 2004. The impact was to increase amortization by $0.5 million related to these changes.

      Amortization expense associated with intangible assets at June 30, 2004 is estimated to be $3,806 for each of the last two quarters of 2004 and approximately $15,225 for each year beginning in 2005 through 2009.

NOTE 3 —	ACCRUED RESTRUCTURING CHARGES

      During 2002 and 2001, the Company implemented a comprehensive cost reduction and restructuring program, which included closing or selling unprofitable operations, consolidating facilities and reducing the

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 3 —	ACCRUED RESTRUCTURING CHARGES — (continued)

Company’s workforce in order to decrease excess operating costs. The Company incurred $48,950 and $37,412 of Restructuring charges, net in its Condensed Consolidated Statements of Operations for the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

      As of June 30, 2004, there was $19,129 of accrued restructuring charges included on the Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses — long term. The remaining accrued expenditures primarily related to facilities consolidation expenses. During the three and six months ended June 30, 2004, the Company made $3,225 and $5,658 of payments, respectively, primarily related to real estate leases for vacant space. The Company anticipates making further payments in 2004 of approximately $3,500, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.

      The following table summarizes the activity with respect to the accrued restructuring charge balances for the six months ended June 30, 2004:

	As of			As of
	December 31,		Adjustment	June 30,
	2003	Payments	to Accrual	2004

Employee severance costs	$1,974	$(770)	$147	$1,351
Facility consolidation and other costs	21,418	(4,888)	1,248	17,778

Total	$23,392	$(5,658)	$1,395	$19,129

      The $1,395 adjustment to the accrual was due primarily to interest on the net present value of restructured leases.

NOTE 4 —	DEBT

      As of June 30, 2004, the Company was in compliance with all of its debt covenants, and total indebtedness was $309,622, consisting of the following:

•	$182,788 under the Senior Credit Facility, including $8,200 outstanding under the revolving portion of the Senior Credit Facility,

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$114,554 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”).

      At June 30, 2004, there was approximately $500 borrowing capacity available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 5.51% to 6.01%.

      The Company was required to make an “excess cash flow” payment, as defined in its Senior Credit Facility, of $6,400 on or before April 14, 2004. This represented a mandatory repayment of its loans under the Senior Credit Facility. The Company also is required to make an “excess cash flow” payment on or before April 15, 2005. This amount, currently estimated at $5,600, along with the Company’s scheduled principal repayments of $17,297 payable within one year, has been classified as Current portion of long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2004.

      In connection with the Senior Credit Facility, the Company entered into an interest rate swap agreement on September 27, 2000 for the notional amount of $25,000 and a maturity date of October 11, 2003. Under this swap agreement, the Company received a floating rate of interest based on the three-month LIBOR, which reset quarterly, and paid a fixed rate of interest each quarter for the term of the agreement. This swap was accounted for as a cash flow hedge and any change in the fair market value of the swap was recognized as other comprehensive income or loss within Accumulated other comprehensive loss in the Company’s

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 —	DEBT — (continued)

Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Stockholders’ Deficit. The mark-to-market adjustment for the six months ended June 30, 2003 was an unrealized gain of $633. The interest rate swap agreement ended on October 11, 2003 and was not renewed.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the three and six months ended June 30, 2004, the Company compounded interest in the amount of $3,550 and $6,991, respectively. The compounded interest, partially offset by the $6,400 “excess cash flow” payment, accounts for the change in total debt from $309,031 at December 31, 2003 to $309,622 at June 30, 2004.

      The issuance of the Compounding Notes is being accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The June 30, 2004 balance of $83,261 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three and six months ended June 30, 2004, the Company amortized $3,184 and $6,271 as a reduction of interest expense, respectively.

      At the end of the second quarter, the Company completed an amendment to its Senior Credit Facility effective July 1, 2004 which eliminates the distinction between the Restricted and Unrestricted Subsidiaries and prospectively allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, the Company’s operating performance and financial covenant calculations will prospectively be based on total Company results instead of results for the Restricted Subsidiaries only, and the financial covenant targets have been reset to reflect this change. The amendment also provides the Company with the ability to make a greater amount of certain strategic investments and acquisitions.

NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK

      The following table details activity in the Redeemable Preferred Stock account for the six months ended June 30, 2004:

	Redeemable Preferred Stock

	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2003	$464,288	$129,460	$5,173	$107,966	$32,715	$739,602
Dividends payable	15,170	7,099	—	12,169	1,651	36,089

Balance at June 30, 2004	$479,458	$136,559	$5,173	$120,135	$34,366	$775,691

      As previously discussed, under SFAS 150 the Company, effective January 1, 2004, has recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet. Because the carrying value of the Redeemable Preferred Stock reflected on the Company’s December 31, 2003 balance sheet equaled the amount of the liquidation value of the Redeemable Preferred Stock, there was not a cumulative effect of an accounting change related to the adoption of SFAS 150.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 6 —	CONTINGENCIES

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

	At June 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$35,670	$—	$35,670
Accounts receivable, net	—	—	34,095	—	34,095
Inventories	—	—	346	—	346
Prepaid expenses and other current assets	—	—	7,341	—	7,341
Due from (to) affiliates	1	(168,189)	168,188	—	—

Total current assets	1	(168,189)	245,640	—	77,452
Property and equipment, net	—	—	14,680	—	14,680
Investments in subsidiaries, equity method	(132,761)	(59,261)	—	192,022	—
Intangible assets, net	—	—	212,931	—	212,931
Goodwill, net	—	—	38,139	—	38,139
Notes receivable — affiliate	—	476,075	—	(476,075)	—
Other assets, net	—	11,633	3,759	—	15,392

Total assets	$(132,760)	$260,258	$515,149	$(284,053)	$358,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$16,721	$—	$16,721
Accrued expenses and other current liabilities	—	992	22,181	—	23,173
Current portion of long-term debt	—	22,897	—	—	22,897
Unexpired subscriptions and deferred revenue, net	—	—	25,944	—	25,944

Total current liabilities	—	23,889	64,846	—	88,735
Long-term debt	—	286,725	—	—	286,725
Accrued interest — compounding notes	—	83,261	—	—	83,261
Notes payable — affiliate	—	—	476,075	(476,075)	—
Accrued expenses — long-term	—	—	13,479	—	13,479
Mandatorily redeemable preferred stock	775,691	—	—	—	775,691
Other non-current liabilities	—	—	19,154	—	19,154

Total liabilities	775,691	393,875	573,554	(476,075)	1,267,045

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,332	—	28	(28)	17,332
Stock subscription loans	(3)	—	—	—	(3)
Additional paid-in capital	8,468	566,631	674,220	(1,240,851)	8,468
Accumulated equity (deficit)	(934,248)	(700,248)	(733,887)	1,434,135	(934,248)

Total stockholders’ equity (deficit)	(908,451)	(133,617)	(58,405)	192,022	(908,451)

Total liabilities and stockholders’ equity (deficit)	$(132,760)	$260,258	$515,149	$(284,053)	$358,594

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	At December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$47,308	$—	$47,308
Accounts receivable, net	—	—	32,836	—	32,836
Inventories	—	—	321	—	321
Prepaid expenses and other current assets	—	—	7,010	—	7,010
Due from (to) affiliates	1	(151,939)	151,938	—	—

Total current assets	1	(151,939)	239,413	—	87,475
Property and equipment, net	—	—	15,206	—	15,206
Investments in subsidiaries, equity method	(123,750)	(71,876)	—	195,626	—
Intangible assets, net	—	—	220,544	—	220,544
Goodwill, net	—	—	38,139	—	38,139
Notes receivable — affiliate	—	486,100	—	(486,100)	—
Other assets, net	—	12,712	2,832	—	15,544

Total assets	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$13,938	$—	$13,938
Accrued expenses and other current liabilities	—	1,040	30,666	—	31,706
Current portion of long-term debt	—	15,766	—	—	15,766
Unexpired subscriptions and deferred revenue, net	—	—	25,170	—	25,170

Total current liabilities	—	16,806	69,774	—	86,580
Long-term debt	—	293,265	—	—	293,265
Accrued interest — compounding notes	—	89,532	—	—	89,532
Notes payable — affiliate	—	—	486,100	(486,100)	—
Accrued expenses — long-term	—	—	14,027	—	14,027
Other non-current liabilities	—	—	17,253	—	17,253

Total liabilities	—	399,603	587,154	(486,100)	500,657

Mandatorily redeemable preferred stock	739,602	—	—	—	739,602

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,343	—	28	(28)	17,343
Stock subscription loans	(14)	—	—	—	(14)
Additional paid-in capital	8,468	566,631	632,378	(1,199,009)	8,468
Accumulated equity (deficit)	(889,148)	(691,237)	(704,660)	1,395,897	(889,148)

Total stockholders’ equity (deficit)	(863,351)	(124,606)	(71,020)	195,626	(863,351)

Total liabilities and stockholders’ equity (deficit)	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended June 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$51,328	$—	$51,328

Operating expenses:
Cost of production	—	—	14,423	—	14,423
Selling, general and administrative expenses	—	—	28,756	—	28,756
Depreciation and amortization of property and equipment	—	—	1,992	—	1,992
Amortization of intangible assets	—	—	3,807	—	3,807

Total operating expenses	—	—	48,978	—	48,978

Income from operations	—	—	2,350	—	2,350
Equity in income (loss) from subsidiaries	(2,069)	(12,085)	—	14,154	—
Intercompany interest income (expense)	—	14,451	(14,451)	—	—
Interest income (expense), net	(18,325)	(4,435)	92	—	(22,668)

Loss before income taxes	(20,394)	(2,069)	(12,009)	14,154	(20,318)
Income tax provision	—	—	76	—	76

Net income (loss)	$(20,394)	$(2,069)	$(12,085)	$14,154	$(20,394)

	Three Months Ended June 30, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$47,116	$—	$47,116

Operating expenses:
Cost of production	—	—	14,331	—	14,331
Selling, general and administrative expenses	—	—	23,766	—	23,766
Depreciation and amortization of property and equipment	—	—	3,699	—	3,699
Amortization of intangible assets	—	—	4,211	—	4,211
Restructuring charges, net	—	—	(1,501)	—	(1,501)

Total operating expenses	—	—	44,506	—	44,506

Income from operations	—	—	2,610	—	2,610
Equity in income (loss) from subsidiaries	(2,342)	(12,497)	—	14,839	—
Intercompany interest income (expense)	—	14,978	(14,978)	—	—
Interest expense, net	—	(4,823)	(23)	—	(4,846)

Loss before income taxes	(2,342)	(2,342)	(12,391)	14,839	(2,236)
Income tax provision	—	—	106	—	106

Net income (loss)	$(2,342)	$(2,342)	$(12,497)	$14,839	$(2,342)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$93,296	$—	$93,296

Operating expenses:
Cost of production	—	—	27,356	—	27,356
Selling, general and administrative expenses	—	—	54,782	—	54,782
Depreciation and amortization of property and equipment	—	—	3,785	—	3,785
Amortization of intangible assets	—	—	7,613	—	7,613

Total operating expenses	—	—	93,536	—	93,536

Loss from operations	—	—	(240)	—	(240)
Equity in income (loss) from subsidiaries	(9,011)	(29,227)	—	38,238	—
Intercompany interest income (expense)	—	29,034	(29,034)	—	—
Interest income (expense), net	(36,089)	(8,818)	212	—	(44,695)

Loss before income taxes	(45,100)	(9,011)	(29,062)	38,238	(44,935)
Income tax provision	—	—	165	—	165

Net income (loss)	$(45,100)	$(9,011)	$(29,227)	$38,238	$(45,100)

	Six Months Ended June 30, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$89,207	$—	$89,207

Operating expenses:
Cost of production	—	—	29,537	—	29,537
Selling, general and administrative expenses	—	—	49,068	—	49,068
Depreciation and amortization of property and equipment	—	—	6,600	—	6,600
Amortization of intangible assets	—	—	8,423	—	8,423
Restructuring charges, net	—	—	(1,501)	—	(1,501)

Total operating expenses	—	—	92,127	—	92,127

Loss from operations	—	—	(2,920)	—	(2,920)
Gain on sale of assets, net	—	—	65	—	65
Equity in income (loss) from subsidiaries	(13,068)	(33,214)	—	46,282	—
Intercompany interest income (expense)	—	30,069	(30,069)	—	—
Interest income (expense), net	—	(9,923)	66	—	(9,857)

Loss before income taxes	(13,068)	(13,068)	(32,858)	46,282	(12,712)
Income tax provision	—	—	356	—	356

Net income (loss)	$(13,068)	$(13,068)	$(33,214)	$46,282	$(13,068)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(45,100)	$(9,011)	$(29,227)	$38,238	$(45,100)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	11,398	—	11,398
Provision for doubtful accounts	—	—	569	—	569
Non-cash rent expense (income)	—	—	(273)	—	(273)
Amortization of accrued interest on compounding notes, net	—	720	—	—	720
Amortization of debt issuance costs	—	1,079	—	—	1,079
Non-cash compensation	—	—	1,367	—	1,367
Accrued dividends on mandatorily redeemable preferred stock	36,089	—	—	—	36,089
Equity in loss (income) from subsidiaries	9,011	29,227	—	(38,238)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,828)	—	(1,828)
Inventories	—	—	(25)	—	(25)
Accounts payable and accrued expenses	—	(48)	(6,428)	—	(6,476)
Unexpired subscriptions and deferred revenue, net	—	—	774	—	774
Due to (from) affiliates	—	18,164	(18,164)	—	—
Prepaid expenses and other, net	—	—	(273)	—	(273)

Net cash provided (used) by operating activities	—	40,131	(42,110)	—	(1,979)

Cash flows from investing activities:
Capital expenditures	—	—	(3,259)	—	(3,259)
Investments in subsidiaries	—	(43,756)	—	43,756	—

Net cash used by investing activities	—	(43,756)	(3,259)	43,756	(3,259)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	43,756	(43,756)	—
Proceeds from collection of intercompany notes receivable	—	10,025	—	(10,025)	—
Repayment of borrowings under senior credit facility	—	(6,400)	—	—	(6,400)
Repayment of intercompany notes payable	—	—	(10,025)	10,025	—

Net cash provided (used) by financing activities	—	3,625	33,731	(43,756)	(6,400)

Net decrease in cash and cash equivalents	—	—	(11,638)	—	(11,638)
Cash and cash equivalents at beginning of period	—	—	47,308	—	47,308

Cash and cash equivalents at end of period	$—	$—	$35,670	$—	$35,670

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(13,068)	$(13,068)	$(33,214)	$46,282	$(13,068)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	15,023	—	15,023
Non-cash rent expense	—	—	1,233	—	1,233
Amortization of accrued interest on compounding notes, net	—	621	—	—	621
Amortization of debt issuance costs and non-cash interest expense	—	1,079	—	—	1,079
Non-cash restructuring charge	—	—	(1,501)	—	(1,501)
Equity in loss (income) from subsidiaries	13,068	33,214	—	(46,282)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	5,315	—	5,315
Inventories	—	—	(19)	—	(19)
Accounts payable and accrued expenses	—	701	(6,180)	—	(5,479)
Unexpired subscriptions and deferred revenue, net	—	—	(3,425)	—	(3,425)
Due to (from) affiliate	—	(38,847)	38,847	—	—
Prepaid expenses and other, net	—	633	1,840	—	2,473

Net cash provided (used) by operating activities	—	(15,667)	17,919	—	2,252

Cash flows from investing activities:
Capital expenditures	—	—	(1,644)	—	(1,644)

Net cash used by investing activities	—	—	(1,644)	—	(1,644)

Cash flows from financing activities:
Proceeds from collection of intercompany notes receivable	—	8,150	—	(8,150)	—
Repayment of intercompany notes payable	—	—	(8,150)	8,150	—

Net cash provided (used) by financing activities	—	8,150	(8,150)	—	—

Net increase (decrease) in cash and cash equivalents	—	(7,517)	8,125	—	608
Cash and cash equivalents at beginning of period	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of period	$1	$20,750	$21,147	$—	$41,898

NOTE 8 — Segment Information

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 — Segment Information — (Continued)

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

      The Company’s reportable segments have historically been aligned with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandate certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in these debt agreements. As such, management has been required to make decisions regarding the allocation of capital and other resources and assessment of performance based on the debt reporting requirements.

      The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, restructuring and non-recurring and certain non-cash charges including non-cash compensation (“EBITDA”). Any inter-segment revenues included in segment data are not material.

      The following table presents information about the reported segments for the periods ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Revenue, net:
Established Businesses	$38,336	$39,205	$70,993	$75,333
Developing Businesses	12,992	7,911	22,303	13,874

Total	$51,328	$47,116	$93,296	$89,207

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

EBITDA:
Established Businesses	$10,217	$10,099	$15,271	$14,778
Developing Businesses	(701)	(1,080)	(2,746)	(4,176)

Total	$9,516	$9,019	$12,525	$10,602

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 — Segment Information — (Continued)

	June 30,	December 31,
	2004	2003

Total assets:
Established Businesses	$354,203	$376,381
Developing Businesses	4,391	527

Total	$358,594	$376,908

      EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and EBITDA should not be considered in isolation or as a substitute for net income/ (loss), operating income/ (loss), cash flows from operating activities or other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company believes EBITDA may be commonly used by certain investors and analysts to analyze a company’s ability to service debt. EBITDA (subject to certain adjustments) is also a component of the Company’s Senior Credit Facility financial covenant calculations. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most directly comparable financial measure under GAAP to EBITDA is Income (loss) from operations. Reconciliations between EBITDA and Income (loss) from operations are provided below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Reconciliation of segment EBITDA to consolidated Income (loss) from operations:
Total segment EBITDA	$9,516	$9,019	$12,525	$10,602
Depreciation and amortization	5,799	7,910	11,398	15,023
Restructuring charges, net — non-cash	—	(1,501)	—	(1,501)
Non-cash compensation	1,367	—	1,367	—

Income (loss) from operations	$2,350	$2,610	$(240)	$(2,920)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

      We are a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. We are an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rental, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. (“LaunchCo”) and Ziff Davis Internet Inc. (“InternetCo”).

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

      The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to and defined under our Senior Credit Facility as the “Unrestricted Subsidiaries.” This segment is focused on developing new businesses, including: (1) publications, which consist of Baseline, CIO Insight, and Sync, the Company’s new consumer lifestyle magazine; (2) Internet-related properties which leverage the Company’s editorial content, expertise and relationships with the Company’s audience and advertisers in our Established Businesses segment; and (3) events, including those developed by our new Event Marketing Group which is building targeted events for the business and consumer technology communities.

      For further segment information, see Note 8 to our unaudited Condensed Consolidated Financial Statements included herein.

      Ziff Davis Holdings’ financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, and as of December 31, 2003, are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries. Ziff Davis Holdings’ financial statements as of June 30, 2004 and for the three and six month periods then ended are unaudited.

Technology Sector and Economic Trends

      Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which customers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among technology and videogame marketers including print publishers and providers of other technology and videogame information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry, including pricing pressures and temporary surpluses of inventory. Marketing expenditures by videogame companies also are affected by the timing of introduction of new hardware platforms.

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

Results of Operations — Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue

      Revenue was $51.3 million for the three months ended June 30, 2004 compared to $47.1 million in the comparable prior period, an increase of $4.2 million or 9%.

      Revenue from the Restricted Subsidiaries was $38.3 million for the three months ended June 30, 2004, a decrease of $0.9 million or 2% compared to $39.2 million in the same period last year. The decrease was primarily due to the continued softness in the videogame and consumer technology magazine advertising markets which resulted in advertising page declines in a number of our publications. In addition, single copy circulation revenues in these two areas also continued to decline as consumer traffic and retail spending at mainline newsstands remained sluggish. However, these decreases were substantially offset by a 14% increase in revenue in the enterprise technology area due to an increase in the number of advertising pages for this category. Lastly, the Company continued to experience further shifting of some marketing budgets towards additional advertising on its publication-affiliated websites, and those advertising dollars are captured in the Unrestricted Subsidiaries.

      Revenue from the Unrestricted Subsidiaries was $13.0 million for the three months ended June 30, 2004, an increase of $5.1 million or 65% compared to $7.9 million in the same period last year. The increase was primarily related to higher advertising revenue for the Company’s Internet operations and CIO Insight; substantially increased event revenues for Baseline and CIO Insight; and new business revenues for Sync, 1UP.com and Business 4Site which were all started-up subsequent to the second quarter 2003. The Internet Group’s revenues increased by $2.8 million or 69% for the second quarter of 2004 versus the prior year period due to its continued strong growth in consumer traffic, page views and new advertisers and its launch of several new products and channels during the quarter.

Cost of production

      Cost of production was $14.4 million for the three months ended June 30, 2004 compared to $14.3 million for the comparable prior year period, a $0.1 million increase.

      Cost of production related to the Restricted Subsidiaries was $13.0 million for the three months ended June 30, 2004, compared to $13.7 million for the comparable prior year period, a $0.7 million or 5% decrease.

The decrease primarily related to manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of the Company’s publications, the impact of more favorable third-party supplier contracts and certain revenue-variable cost savings. Cost of production in the Restricted Subsidiaries as a percentage of revenue decreased from 35% to 34% for the three months ended June 30, 2003 and 2004, respectively.

      Cost of production related to the Unrestricted Subsidiaries was $1.4 million for the three months ended June 30, 2004 compared to $0.6 million for the comparable prior year period, a $0.8 million increase. The increase reflects the costs associated with the premier issue of Sync and the inaugural Business 4Site event. Cost of production in the Unrestricted Subsidiaries as a percentage of revenue increased from 9% to 11% for the three months ended June 30, 2003 and 2004, respectively.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended June 30, 2004 were $28.8 million compared to $23.8 million for the comparable prior year period, a $5.0 million or 21% increase.

      Selling, general and administrative expenses related to the Restricted Subsidiaries increased $1.1 million or 7% from $15.4 million to $16.5 million for the three months ended June 30, 2003 and 2004, respectively. This increase was primarily due to $1.4 million of non-cash employee stock option expense partially offset by the Company’s continued cost management efforts and certain overhead efficiencies gained as a result of those efforts. Selling, general and administrative expenses in the Restricted Subsidiaries as a percentage of revenue increased from 39% to 43% for the three months ended June 30, 2003 and 2004, respectively.

      Selling, general and administrative expenses related to the Unrestricted Subsidiaries increased $4.0 million or 48% from $8.3 million to $12.3 million for the three months ended June 30, 2003 and 2004, respectively. The increase was primarily due to incremental costs associated with the Company’s new business initiatives: Sync magazine, 1UP.com and the Event Marketing Group, but also included increased Internet promotion, content and sales costs and higher Baseline and CIO Insight event costs due to higher sales volume in these areas. Selling, general and administrative expenses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 105% to 95% for the three months ended June 30, 2003 and 2004, respectively.

Depreciation and amortization expense

      Depreciation and amortization expenses were $5.8 million and $7.9 million for the three months ended June 30, 2004 and 2003, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of June 30, 2004 as compared to June 30, 2003.

Restructuring charges, net

      During the three months ended June 30, 2003, we recognized a credit of $1.5 million to restructuring charges expense relating to the reversal of a portion of the prior years’ accruals, specifically for legal fees and severance amounts where 2003 payments were lower than the amounts originally estimated.

Interest expense, net

      Interest expense was $22.7 million for the three months ended June 30, 2004 compared to $4.8 million for the three months ended June 30, 2003. Interest expense for the quarter ended June 30, 2004 included the following non-cash items: (1) $18.3 million related to the accrued dividends on the mandatorily redeemable preferred stock (“Redeemable Preferred Stock”) (previously recorded in Accumulated deficit on the Condensed Consolidated Balance Sheet), (2) $0.4 million related to long-term real estate leases recorded in prior periods at their net present value, (3) $0.5 million of amortization of debt issuance costs and (4) $0.4 million of net interest expense related to the Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”). Our weighted average debt outstanding was approximately $308.4 million and $306.3 million, and our weighted average interest rate was 8.69% and 9.04%, for the three months ended June 30, 2004 and 2003, respectively.

Income taxes

      Any tax benefit resulting from the Company’s loss before income taxes for the quarters ended June 30, 2004 and 2003 are offset in full by a valuation allowance. The income tax provision of $76,000 and $106,000 represent effective rates of (0.4)% and (4.7)% for the three months ended June 30, 2004 and 2003, respectively. The negative effective rates for the three months ended June 30, 2004 and 2003 result from our provision for certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

      Net loss of $20.4 million for the three months ended June 30, 2004 increased $18.1 million compared to net loss of $2.3 million for the three months ended June 30, 2003. The increased loss is due to the adoption of SFAS 150, the result of which the Company, effective January 1, 2004, recorded the accrued dividends on the Redeemable Preferred Stock as interest expense. Prior to the adoption of SFAS 150, the accrued dividends were recorded directly as Accumulated deficit on the Condensed Consolidated Balance Sheet. Excluding the $18.3 million in interest expense related to the Redeemable Preferred Stock for the three months ended June 30, 2004, such adjusted net loss decreased $0.2 million or 9% to $2.1 million.

Results of Operations — Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue

      Revenue was $93.3 million for the six months ended June 30, 2004 compared to $89.2 million in the comparable prior period, an increase of $4.1 million or 5%.

      Revenue from the Restricted Subsidiaries was $71.0 million for the six months ended June 30, 2004, a decrease of $4.3 million or 6% compared to $75.3 million in the same period last year. The decrease was primarily due to the continued softness in the videogame and consumer technology magazine advertising markets which resulted in advertising page declines in a number of our publications. In addition, single copy circulation revenues in these two areas also continued to decline as consumer traffic and retail spending for mainline newsstands remained sluggish. However, these decreases were substantially offset by an 8% increase in revenue in the enterprise technology area due to an increase in the number of advertising pages for this category. Lastly, the Company continues to experience further shifting of some marketing budgets towards additional advertising on its publication-affiliated websites, and those advertising dollars are captured in the Unrestricted Subsidiaries.

      Revenue from the Unrestricted Subsidiaries was $22.3 million for the six months ended June 30, 2004, an increase of $8.4 million or 60% compared to $13.9 million in the same period last year. The increase is primarily related to higher advertising revenue for the Company’s Internet operations and CIO Insight; substantially increased event revenues for Baseline and CIO Insight; and new business revenues for Sync, 1UP.com and Business 4Site which were all started-up subsequent to June 30, 2003. The Internet Group’s revenues increased by $5.0 million or 69% for the first half of 2004 versus the prior year period due to its continued strong growth in consumer traffic, page views and new advertisers, and its launch of several new products and channels during this period.

Cost of production

      Cost of production was $27.4 million for the six months ended June 30, 2004 compared to $29.5 million for the comparable prior year period, a $2.1 million or 7% decrease.

      Cost of production related to the Restricted Subsidiaries was $25.3 million for the six months ended June 30, 2004, compared to $28.2 million for the comparable prior year period, a $2.9 million or 10% decrease. The decrease primarily related to manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of the Company’s publications, the impact of more favorable third-party supplier contracts and certain revenue-variable cost savings. Cost of production in the Restricted Subsidiaries as a percentage of revenue decreased from 38% to 36% for the six months ended June 30, 2003 and 2004, respectively.

      Cost of production related to the Unrestricted Subsidiaries was $2.0 million for the six months ended June 30, 2004 compared to $1.3 million for the comparable prior year period, a $0.7 million increase. The increase was primarily due to the costs associated with the premier issue of Sync and the inaugural Business 4Site event, partially offset by reduced internet infrastructure costs and operating costs resulting from the Company’s ongoing cost management initiatives and the impact of more favorable third-party supplier contracts. Cost of production in the Unrestricted Subsidiaries as a percentage of revenue remained the same at 9% for the six months ended June 30, 2003 and 2004.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the six months ended June 30, 2004 were $54.8 million compared to $49.1 million for the comparable prior year period, a $5.7 million or 12% increase.

      Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $0.5 million or 2% from $32.3 million to $31.8 million for the six months ended June 30, 2003 and 2004, respectively. This decline was primarily due to the Company’s continued cost management efforts and certain overhead efficiencies gained as a result of those efforts, as well as a change in the timing of certain magazine promotion and renewal campaigns which were executed during the first half of 2003 but will occur in the second half of 2004. These decreases were partially offset by $1.4 million of non-cash employee stock option expense. Selling, general and administrative expenses in the Restricted Subsidiaries as a percentage of revenue increased from 43% to 45% for the six months ended June 30, 2003 and 2004, respectively.

      Selling, general and administrative expenses related to the Unrestricted Subsidiaries increased $6.3 million or 38% from $16.7 million to $23.0 million for the six months ended June 30, 2003 and 2004, respectively. The increase was primarily due to incremental costs associated with the Company’s new business initiatives: Sync magazine, 1UP.com and the Event Marketing Group, but also included increased Internet promotion, content and sales costs and higher Baseline and CIO Insight event costs due to higher sales volume in these areas. Selling, general and administrative expenses in the Unrestricted Subsidiaries as a percentage of revenue decreased from 120% to 103% for the six months ended June 30, 2003 and 2004, respectively.

Depreciation and amortization expense

      Depreciation and amortization expenses were $11.4 million and $15.0 million for the six months ended June 30, 2004 and 2003, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of June 30, 2004 as compared to June 30, 2003.

Restructuring charges, net

      During the six months ended June 30, 2003, we recognized a credit of $1.5 million to restructuring charges expense relating to the reversal of a portion of the prior years’ accruals, specifically for legal fees and severance amounts where 2003 payments were lower than the amounts originally estimated.

Interest expense, net

      Interest expense was $44.7 million for the six months ended June 30, 2004 compared to $9.9 million for the six months ended June 30, 2003. Interest expense for the six months ended June 30, 2004 included the following non-cash items: (1) $36.1 million related to the accrued dividends on the Redeemable Preferred Stock (previously recorded in Accumulated deficit on the Condensed Consolidated Balance Sheet), (2) $0.8 million related to long-term real estate leases recorded in prior periods at their net present value, (3) $1.1 million of amortization of debt issuance costs and (4) $0.7 million of net interest expense related to the Compounding Notes. Our weighted average debt outstanding was approximately $309.9 million and $304.8 million, and our weighted average interest rate was 8.62% and 8.99%, for the six months ended June 30, 2004 and 2003, respectively.

Income taxes

      Any tax benefit resulting from the Company’s loss before income taxes for the six months ended June 30, 2004 and 2003 are offset in full by a valuation allowance. The income tax provision of $165,000 and $356,000 represent effective rates of (0.4)% and (2.8)% for the six months ended June 30, 2004 and 2003, respectively. The negative effective rates for the six months ended June 30, 2004 and 2003 result from our provision for certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

      Net loss of $45.1 million for the six months ended June 30, 2004 increased $32.0 million compared to net loss of $13.1 million for the six months ended June 30, 2003. The increased loss is due to the adoption of SFAS 150, the result of which the Company, effective January 1, 2004, recorded the accrued dividends on the Redeemable Preferred Stock as interest expense. Prior to the adoption of SFAS 150, the accrued dividends were recorded directly as Accumulated deficit on the Condensed Consolidated Balance Sheet. Excluding the $36.1 million in interest expense related to the Redeemable Preferred Stock for the six months ended June 30, 2004, such adjusted net loss decreased $4.1 million or 31% to $9.0 million.

Liquidity and Capital Resources

      Total cash at June 30, 2004 was $35.7 million. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

      Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses segment and are generally comprised of businesses that were acquired from ZDI in April 2000. The Senior Credit Facility and indentures governing the 12% Notes and Compounding Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries. At June 30, 2004, $11.8 million of our cash balance is available to fund the Unrestricted Subsidiaries.

      As of June 30, 2004, we were in compliance with all of our debt covenants. Total indebtedness at June 30, 2004 was $309.6 million and consisted of $174.6 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $12.3 million under the 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and $114.5 million under the Compounding Notes.

      At June 30, 2004, borrowings under the Senior Credit Facility bore interest rates ranging from 5.51% to 6.01% and approximately $1.0 million of borrowing capacity was available under the revolving portion of such facility. The Company is required to make an annual “excess cash flow” payment, as defined in our Senior Credit Facility, not later than 105 days after fiscal year-end. The payment for 2003, made on April 14, 2004, was $6.4 million and represented a mandatory repayment of our term loans under the Senior Credit Facility. The Company also is required to make an “excess cash flow” payment on or before April 15, 2005. This amount, currently estimated at $5,600, along with the Company’s scheduled principal repayments of $17,297 payable within one year, has been classified as Current portion of long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2004.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. Through August 13, 2006, interest may be paid, at our option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the three and six months ended June 30, 2004, we compounded interest in the amount of $3.6 million and $7.0 million, respectively. The compounded interest, partially offset by the $6.4 million “excess cash flow” payment, accounts for the change in total debt from $309.0 million at December 31, 2003 to $309.6 million at June 30, 2004.

      At the end of the second quarter, we completed an amendment to our Senior Credit Facility effective July 1, 2004 which eliminates the distinction between the Restricted and Unrestricted Subsidiaries and prospectively allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, our operating performance and financial covenant calculations will prospectively be based on total Company results instead of results for the Restricted Subsidiaries only, and the financial covenant targets have been reset to reflect this change. The amendment also provides us with the ability to make a greater amount of certain strategic investments and acquisitions.

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

Sources and Uses of Cash — Six Months Ended June 30, 2004 and 2003

      Details of changes in cash and cash equivalents during the six months ended June 30, 2004 and 2003 are discussed below.

      Operating Activities. Cash used by operating activities was $2.0 million for the six months ended June 30, 2004 compared to $2.3 million for the six months ended June 30, 2003, representing an improvement of $0.3 million. This increase was primarily attributable to increased operating results and working capital improvements. Additionally, we paid $5.7 million and $6.4 million for the six months ended June 30, 2004 and 2003, respectively, related to accrued restructuring costs.

      Investing Activities. Cash used by investing activities was $3.3 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively, and represented capital expenditures in both periods.

      Financing Activities. Cash used by financing activities was $6.4 million and $0 for the six months ended June 30, 2004 and 2003. The $6.4 million represents the excess cash flow sweep payment made in April 2004 in accordance with our Senior Credit Facility.

Off-Balance-Sheet Arrangements

      At June 30, 2004, we did not have any relationships with variable interest (otherwise known as “special purpose”) entities that have been established for the purpose of facilitating off-balance-sheet debt.

      In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $0.8 million at June 30, 2004, and are not recorded on the Condensed Consolidated Balance Sheet as of June 30, 2004.

      We have also entered into agreements with several executives that include earn-out or incentive payments that are calculated based on the achievement of future revenue and other financial thresholds on measurement dates beginning with the close of our 2006 fiscal year. As of June 30, 2004, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. Based on this, we have not accrued any liabilities in relation to these incentive obligations as of June 30, 2004.

Cyclicality

      Revenue from print advertising accounted for approximately 50.5% and 52.0% of our total revenue for the three and six months ended June 30, 2004, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results with respect to prior periods.

Seasonality

      Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in the fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Other factors affecting the seasonality of our business are customer budgetary spending patterns, new product introductions and general economic trends. Our quarterly results may also be affected by variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with new product launches or growth initiatives, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We also cannot assure that our fourth quarter revenue will be higher than revenue for our other quarters.

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

      In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 15, 2003. The Company believes that under SFAS 150, it is defined as a nonpublic entity and has outstanding preferred stock that is mandatorily redeemable. Therefore, effective January 1, 2004, we have recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on our Condensed Consolidated Balance Sheet. The adoption of this statement increased the Company’s total liabilities by $775.7 million as of June 30, 2004 and increased the Company’s consolidated interest expense by $36.1 million for the six months ended June 30, 2004. This has no impact on the Company’s cash flow, its Senior Credit Facility financial covenants or its ability to service its debt payments under the Senior Credit Facility.

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

      In July 2004, the Audit Bureau of Circulations (“ABC”) informed the Company that certain subscriptions to certain magazines could not be reported as paid but instead reported as analyzed non-paid direct request because the Company’s subscription agent billed the sponsor later than permitted by an ABC rule. The total circulation of the magazines was not affected since the ABC audit verified that the subscriptions in question had been individually requested and delivered and would have been appropriately classified as paid except for the billing technicality. As a result, the Company has met with a number of its customers to explain in detail this situation and demonstrate that it has provided full and fair value to all of its advertisers. To date there have been no substantial problems with the Company’s customers, and therefore the Company does not believe that this matter will have a material impact on its financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      The fixed interest rate on our 12% Notes and our Compounding Notes results in $126.8 million, or 41%, of our funded debt being effectively set at a fixed rate of interest as of June 30, 2004. The remaining 59% of funded debt has a variable rate tied to LIBOR. Accordingly, a 1% fluctuation in interest rates would cause a $1.9 million fluctuation in annual interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

      We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our Cost of production. In 2001 and 2002, paper prices declined significantly and remained essentially unchanged for 2003. In addition, during 2001 we outsourced the majority of our paper buying to our printers. Our paper prices remained stable for the first six months of 2004 due to price protection contracts we entered into with some of our suppliers. An industry-wide paper increase of 7% took effect on July 1, 2004. However, due to the price protection provisions in our contracts, our increase was 17% less than the industry average.

      Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and most recently 9.9% in July 2002. Due to new legislation in 2003, the Postmaster General has announced that postage rates will not increase again until 2006, however, current industry projections are that the 2006 postage increase could be in the range of 10-15%.

      As a result of the measures and trends discussed above, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. In addition, postage increases for the time being have been stabilized. However, there can be no assurance that these trends will continue or that we can recover or pass-along to customers any future paper or postage price increases.

ITEM 4.	CONTROLS AND PROCEDURES

      a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of June 30, 2004 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

(b) Reports on Form 8-K

      On April 29, 2004, the Registrant filed a Form 8-K related to its issuance of a press release describing its financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ DEREK IRWIN

Derek Irwin
CHIEF FINANCIAL OFFICER

Date: August 5, 2004