Form 10-Q
period 2004-09-30
ZIFF DAVIS HOLDINGS INC
filed 2004-11-08
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES ☐          NO ☑

          As of November 3, 2004, 2,311,443 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in thousands, except per share data)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$31,815	$47,308
Accounts receivable, net	36,714	32,836
Inventories	381	321
Prepaid expenses and other current assets	8,079	7,010

Total current assets	76,989	87,475
Property and equipment, net	14,080	15,206
Intangible assets, net	209,125	220,544
Goodwill, net	38,139	38,139
Other assets, net	15,760	15,544

Total assets	$354,093	$376,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,252	$13,938
Accrued expenses and other current liabilities	19,477	31,706
Current portion of long-term debt	22,897	15,766
Unexpired subscriptions and deferred revenue, net	31,641	25,170

Total current liabilities	91,267	86,580
Long-term debt	286,212	293,265
Accrued interest — compounding notes	79,843	89,532
Accrued expenses — long-term	13,113	14,027
Mandatorily redeemable preferred stock	794,809	—
Other non-current liabilities	19,500	17,253

Total liabilities	1,284,744	500,657

Commitments and contingencies (Note 6)
Mandatorily redeemable preferred stock	—	739,602

Stockholders’ equity (deficit):
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,443 and 2,312,928 shares issued and outstanding, respectively	17,332	17,343
Stock subscription loans	(3)	(14)
Additional paid-in capital	8,468	8,468
Accumulated deficit	(956,448)	(889,148)

Total stockholders’ equity (deficit)	(930,651)	(863,351)

Total liabilities and stockholders’ equity (deficit)	$354,093	$376,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue, net	$46,166	$45,209	$139,462	$134,416

Operating expenses:
Cost of production	13,556	14,275	40,912	43,812
Selling, general and administrative expenses	26,205	24,320	80,987	73,388
Depreciation and amortization of property and equipment	1,178	2,075	4,962	8,675
Amortization of intangible assets	3,806	3,342	11,419	11,765
Restructuring charges, net	—	—	—	(1,501)

Total operating expenses	44,745	44,012	138,280	136,139

Income (loss) from operations	1,421	1,197	1,182	(1,723)
Gain on sale of assets, net	—	2,544	—	2,609
Interest expense, net	(23,561)	(4,954)	(68,257)	(14,811)

Loss before income taxes	(22,140)	(1,213)	(67,075)	(13,925)
Income tax provision (benefit)	60	(8)	225	348

Net loss	$(22,200)	$(1,205)	$(67,300)	$(14,273)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(67,300)	$(14,273)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	16,381	20,440
Provision for doubtful accounts	(814)	895
Non-cash rent expense (income)	(245)	1,439
Amortization of accrued interest on compounding notes, net	1,113	972
Amortization of debt issuance costs	1,662	1,619
Gain on sale of assets	—	(2,609)
Non-cash restructuring charges, net	—	(1,501)
Non-cash compensation	1,450	—
Accrued dividends on mandatorily redeemable preferred stock	55,207	—
Changes in operating assets and liabilities:
Accounts receivable	(3,064)	(764)
Inventories	(60)	(47)
Prepaid expenses and other, net	(1,041)	802
Accounts payable and accrued expenses	(10,205)	(7,132)
Unexpired subscriptions and deferred revenue, net	6,471	896

Net cash provided (used) by operating activities	(445)	737

Cash flows from investing activities:
Capital expenditures	(3,836)	(2,199)
Net proceeds from sale of assets	—	4,929

Net cash provided (used) by investing activities	(3,836)	2,730

Cash flows from financing activities:
Repayment of borrowings under senior credit facilities	(10,724)	—
Debt issuance costs	(488)	—

Net cash used by financing activities	(11,212)	—

Net increase (decrease) in cash and cash equivalents	(15,493)	3,467
Cash and cash equivalents at beginning of period	47,308	41,290

Cash and cash equivalents at end of period	$31,815	$44,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(dollars in thousands)

	Common Stock		Stock	Additional		Total
			Subscription	Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Loans	Capital	Deficit	Deficit	Loss

Balance at December 31, 2003	2,312,928	$17,343	$(14)	$8,468	$(889,148)	$(863,351)	$—
Cancellation of shareholders loans	(1,485)	(11)	11	—	—	—	—
Net loss	—	—	—	—	(67,300)	(67,300)	(67,300)

Balance at September 30, 2004	2,311,443	$17,332	$(3)	$8,468	$(956,448)	$(930,651)	$(67,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at September 30, 2004 and December 31, 2003 and the results of its consolidated operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 and changes in stockholders’ deficit from December 31, 2003 to September 30, 2004 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Formation of Ziff Davis Holdings Inc.

      The Company is a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. The Company is an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. The Company’s major subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.

Operations

      Effective July 1, 2004, the Company now reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group.

      The Consumer Tech Group is principally comprised of two of the Company’s magazine publications, PC Magazine and Sync; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s new consumer electronics event, DigitalLife.

      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazine publications in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily those affiliated with the Company’s magazine brands, including eweek.com, cioinsight.com, and baselinemag.com, but also include over 20 weekly eNewsletters and the eSeminarsTM area, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group, which creates and manages several hundred face-to-face events for marketing clients per year; Baseline Business Information Services, a research and marketing tools unit launched in 2003; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

      The Game Group is focused on the videogame market and is principally comprised of five magazine publications (Electronic Gaming Monthly, Computer Gaming World, Official U.S. PlayStation Magazine, Xbox Nation and GMR) and 1UP.com, the online destination for gaming enthusiasts, which was launched in October 2003.

      For additional information on the Company’s operating segments, see Note 8.

Principles of Consolidation

      The financial statements of the Company as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss, as reported	$(22,200)	$(1,205)	$(67,300)	$(14,273)
Stock-based employee compensation income (expense) determined under the fair value basis for all awards, net of related tax effects	(2)	(2)	(5)	(6)

Pro forma net loss	$(22,202)	$(1,207)	$(67,305)	$(14,279)

      Pursuant to the Company’s Amended and Restated 2002 Employee Stock Option Plan (the “2002 Stock Option Plan”), during 2003, the Company’s Board of Directors authorized the Company’s officers to execute and deliver option agreements with respect to an aggregate number of 10,652 shares of Series D Preferred Stock; 13,089 shares of Series B Preferred Stock; 43,544 shares of Series A Preferred Stock; and 6,975,000 shares of Common Stock. During the second quarter of 2004, the Company executed the options agreements and issued the options referred to above.

      The options granted under the 2002 Stock Option plan are variable awards and contain certain cash settlement features as described in the Company’s most recent filing on Form 10-K. They are not exercisable until the earlier of a sale of the Company or 30 days following an initial public offering (as defined in the 2002 Stock Option Plan), or the seventh anniversary of the option grant date. Options generally vest over a five year period, however, vesting accelerates upon a sale of the Company. As of September 30, 2004, the following

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

options were vested: 8,638 of the Series D options, 10,665 of the Series B options, 35,432 of the Series A options and 5,418,435 of the common stock options. Due to the nature of the rights granted to the option holders and the debt classification of the underlying securities in the case of the options on the preferred stock, the Company accounts for the option grants under the 2002 Stock Option Plan using a fair value methodology. The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. The value of the options are remeasured at each reporting period and any changes in the value are recorded as compensation expense in that period relative to the vested portion of the outstanding options. There were no changes in value during the three months ended September 30, 2004. The Company recognized compensation expense of $83 and $1,367 within Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations during the three months ended September 30, 2004 and June 30, 2004, respectively, related to these options.

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

      In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company believes that under SFAS 150, it is defined as a nonpublic entity and has outstanding preferred stock that is considered mandatorily redeemable. Therefore, effective January 1, 2004, the Company began classifying the accrued dividends on the mandatorily redeemable preferred stock (“Redeemable Preferred Stock”) as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet. The adoption of this statement increased the Company’s total liabilities by $794,809 as of September 30, 2004 and increased the Company’s consolidated interest expense by $55,207 for the nine months ended September 30, 2004. This has no impact on the Company’s cash flow, its Senior Credit Facility financial covenants or its ability to service its debt payments under the Senior Credit Facility.

Reclassifications

      Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 2 —	INTANGIBLE ASSETS, NET

      As of September 30, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of September 30, 2004			As of December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$183,729	$(56,689)	$127,040	$183,729	$(46,318)	$137,411
Trademarks/trade names	26,095	(4,793)	21,302	14,300	(2,707)	11,593
Subscriber lists	11,600	(11,600)	—	11,600	(11,600)	—

Total amortized intangible assets	221,424	(73,082)	148,342	209,629	(60,625)	149,004

Unamortized intangible assets:
Trademarks/trade names	66,648	(5,865)	60,783	78,443	(6,903)	71,540
Goodwill	45,406	(7,267)	38,139	45,406	(7,267)	38,139

Total unamortized intangible assets	112,054	(13,132)	98,922	123,849	(14,170)	109,679

Total intangible assets	$333,478	$(86,214)	$247,264	$333,478	$(74,795)	$258,683

      The Company modified certain estimated useful lives related to trade names and advertiser lists during the first quarter of 2004. The impact of these changes was to increase amortization by $0.5 million in the aggregate.

      Amortization expense associated with intangible assets at September 30, 2004 is estimated to be $3,806 for the last quarter of 2004 and approximately $15,225 for each year beginning in 2005 through 2009.

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

      As of September 30, 2004, there was $17,793 of accrued restructuring charges included on the Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses — long term. The remaining accrued expenditures primarily related to facilities consolidation expenses. During the three and nine months ended September 30, 2004, the Company made $2,033 and $7,691 of payments, respectively, primarily related to real estate leases for vacant space. The Company anticipates making further payments in 2004 of approximately $1,500, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 3 —	ACCRUED RESTRUCTURING CHARGES — (continued)

      The following table summarizes the activity with respect to the accrued restructuring charge balances for the nine months ended September 30, 2004:

	As of			As of
	December 31,		Adjustment	September 30,
	2003	Payments	to Accrual	2004

Employee severance costs	$1,974	$(1,234)	$—	$740
Facilities consolidation and other costs	21,418	(6,457)	2,092	17,053

Total	$23,392	$(7,691)	$2,092	$17,793

      The $2,092 adjustment to the accrual was due primarily to interest on the net present value of restructured leases.

NOTE 4 —	DEBT

      As of September 30, 2004, the Company was in compliance with all of its debt covenants, and total indebtedness was $309,109, consisting of the following:

•	$178,464 under the Senior Credit Facility, including $8,200 outstanding under the revolving portion of the Senior Credit Facility,

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$118,365 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”).

      At September 30, 2004, there was approximately $1,000 borrowing capacity available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 5.98% to 6.48%.

      The Company made a scheduled principal repayment on September 30, 2004 on the Senior Credit Facility of $4,324. The Company was also required to make an “excess cash flow” payment, as defined in its Senior Credit Facility, of $6,400 on April 14, 2004. This represented a mandatory repayment of its loans under the Senior Credit Facility. The Company is required to make an “excess cash flow” payment on or before April 15, 2005. This amount, currently estimated at approximately $5,600, along with the Company’s scheduled principal repayments of $17,295 payable within one year, has been classified as Current portion of long-term debt on the Condensed Consolidated Balance Sheet as of September 30, 2004.

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

restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the three and nine months ended September 30, 2004, the Company compounded interest in the amount of $3,811 and $10,802, respectively. The compounded interest, partially offset by the $4,324 principal repayment and the $6,400 “excess cash flow” payment, accounts for the change in total debt from $309,031 at December 31, 2003 to $309,109 at September 30, 2004.

      The issuance of the Compounding Notes is being accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The September 30, 2004 balance of $79,843 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three and nine months ended September 30, 2004, the Company amortized $3,418 and $9,689 as a reduction of interest expense, respectively.

      At the end of the second quarter, the Company completed an amendment to its Senior Credit Facility effective July 1, 2004 which eliminates the distinction between the Restricted and Unrestricted Subsidiaries (as defined in the Company’s Senior Credit Facility) and prospectively allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, the Company’s operating performance and financial covenant calculations are now based on total Company results instead of results for the Restricted Subsidiaries only, and the financial covenant targets have been reset to reflect this change. The amendment also provides the Company with the added flexibility to make certain strategic investments and acquisitions.

      The Company believes that its cash on hand, coupled with future cash generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for 2004. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations for 2004 when due. The Company also believes that its Senior Credit Facility and the Compounding Notes indenture contain achievable restrictive and financial covenants which it will also be able to meet in 2004.

NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK

      The following table details activity in the Redeemable Preferred Stock account for the nine months ended September 30, 2004:

	Redeemable Preferred Stock

	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2003	$464,288	$129,460	$5,173	$107,966	$32,715	$739,602
Dividends payable	23,025	10,833	—	18,831	2,518	55,207

Balance at September 30, 2004	$487,313	$140,293	$5,173	$126,797	$35,233	$794,809

      As previously discussed, the Company, effective January 1, 2004, has recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet pursuant to SFAS 150. Because the carrying value of the Redeemable Preferred Stock reflected on the Company’s December 31, 2003 balance sheet equaled the amount of the liquidation value of the Redeemable Preferred Stock, there was not a cumulative effect of an accounting change related to the adoption of SFAS 150.

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

	At September 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$31,815	$—	$31,815
Accounts receivable, net	—	—	36,714	—	36,714
Inventories	—	—	381	—	381
Prepaid expenses and other current assets	—	—	8,079	—	8,079
Due from (to) affiliates	1	(175,098)	175,097	—	—

Total current assets	1	(175,098)	252,086	—	76,989
Property and equipment, net	—	—	14,080	—	14,080
Investments in subsidiaries, equity method	(135,843)	(59,599)	—	195,442	—
Intangible assets, net	—	—	209,125	—	209,125
Goodwill, net	—	—	38,139	—	38,139
Notes receivable — affiliate	—	476,075	—	(476,075)	—
Other assets, net	—	11,538	4,222	—	15,760

Total assets	$(135,842)	$252,916	$517,652	$(280,633)	$354,093

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$17,252	$—	$17,252
Accrued expenses and other current liabilities	—	663	18,814	—	19,477
Current portion of long-term debt	—	22,897	—	—	22,897
Unexpired subscriptions and deferred revenue, net	—	—	31,641	—	31,641

Total current liabilities	—	23,560	67,707	—	91,267
Long-term debt	—	286,212	—	—	286,212
Accrued interest — compounding notes	—	79,843	—	—	79,843
Notes payable — affiliate	—	—	476,075	(476,075)	—
Accrued expenses — long-term	—	—	13,113	—	13,113
Mandatorily redeemable preferred stock	794,809	—	—	—	794,809
Other non-current liabilities	—	—	19,500	—	19,500

Total liabilities	794,809	389,615	576,395	(476,075)	1,284,744

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,332	—	28	(28)	17,332
Stock subscription loans	(3)	—	—	—	(3)
Additional paid-in capital	8,468	566,631	686,684	(1,253,315)	8,468
Accumulated equity (deficit)	(956,448)	(703,330)	(746,689)	1,450,019	(956,448)

Total stockholders’ equity (deficit)	(930,651)	(136,699)	(58,743)	195,442	(930,651)

Total liabilities and stockholders’ equity (deficit)	$(135,842)	$252,916	$517,652	$(280,633)	$354,093

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	At December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$47,308	$—	$47,308
Accounts receivable, net	—	—	32,836	—	32,836
Inventories	—	—	321	—	321
Prepaid expenses and other current assets	—	—	7,010	—	7,010
Due from (to) affiliates	1	(151,939)	151,938	—	—

Total current assets	1	(151,939)	239,413	—	87,475
Property and equipment, net	—	—	15,206	—	15,206
Investments in subsidiaries, equity method	(123,750)	(71,876)	—	195,626	—
Intangible assets, net	—	—	220,544	—	220,544
Goodwill, net	—	—	38,139	—	38,139
Notes receivable — affiliate	—	486,100	—	(486,100)	—
Other assets, net	—	12,712	2,832	—	15,544

Total assets	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$13,938	$—	$13,938
Accrued expenses and other current liabilities	—	1,040	30,666	—	31,706
Current portion of long-term debt	—	15,766	—	—	15,766
Unexpired subscriptions and deferred revenue, net	—	—	25,170	—	25,170

Total current liabilities	—	16,806	69,774	—	86,580
Long-term debt	—	293,265	—	—	293,265
Accrued interest — compounding notes	—	89,532	—	—	89,532
Notes payable — affiliate	—	—	486,100	(486,100)	—
Accrued expenses — long-term	—	—	14,027	—	14,027
Other non-current liabilities	—	—	17,253	—	17,253

Total liabilities	—	399,603	587,154	(486,100)	500,657

Mandatorily redeemable preferred stock	739,602	—	—	—	739,602

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,343	—	28	(28)	17,343
Stock subscription loans	(14)	—	—	—	(14)
Additional paid-in capital	8,468	566,631	632,378	(1,199,009)	8,468
Accumulated equity (deficit)	(889,148)	(691,237)	(704,660)	1,395,897	(889,148)

Total stockholders’ equity (deficit)	(863,351)	(124,606)	(71,020)	195,626	(863,351)

Total liabilities and stockholders’ equity (deficit)	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended September 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$46,166	$—	$46,166

Operating expenses:
Cost of production	—	—	13,556	—	13,556
Selling, general and administrative expenses	—	—	26,205	—	26,205
Depreciation and amortization of property and equipment	—	—	1,178	—	1,178
Amortization of intangible assets	—	—	3,806	—	3,806

Total operating expenses	—	—	44,745	—	44,745

Income from operations	—	—	1,421	—	1,421
Equity in income (loss) from subsidiaries	(3,082)	(12,802)	—	15,884	—
Intercompany interest income (expense)	—	14,283	(14,253)	—	—
Interest income (expense), net	(19,118)	(4,563)	120	—	(23,561)

Loss before income taxes	(22,200)	(3,082)	(12,742)	15,884	(22,140)
Income tax provision	—	—	60	—	60

Net income (loss)	$(22,200)	$(3,082)	$(12,802)	$15,884	$(22,200)

	Three Months Ended September 30, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$45,209	$—	$45,209

Operating expenses:
Cost of production	—	—	14,275	—	14,275
Selling, general and administrative expenses	—	—	24,320	—	24,320
Depreciation and amortization of property and equipment	—	—	2,075	—	2,075
Amortization of intangible assets	—	—	3,342	—	3,342

Total operating expenses	—	—	44,012	—	44,012

Income from operations	—	—	1,197	—	1,197
Equity in income (loss) from subsidiaries	(1,205)	(13,625)	—	14,830	—
Gain on sale of assets, net	—	2,544	—	—	2,544
Intercompany interest income (expense)	—	14,846	(14,846)	—	—
Interest expense, net	—	(4,966)	12	—	(4,954)

Loss before income taxes	(1,205)	(1,201)	(13,637)	14,830	(1,213)
Income tax provision	—	4	(12)	—	(8)

Net income (loss)	$(1,205)	$(1,205)	$(13,625)	$14,830	$(1,205)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$139,462	$—	$139,462

Operating expenses:
Cost of production	—	—	40,912	—	40,912
Selling, general and administrative expenses	—	—	80,987	—	80,987
Depreciation and amortization of property and equipment	—	—	4,962	—	4,962
Amortization of intangible assets	—	—	11,419	—	11,419

Total operating expenses	—	—	138,280	—	138,280

Loss from operations	—	—	1,182	—	1,182
Equity in income (loss) from subsidiaries	(12,093)	(42,029)	—	54,122	—
Intercompany interest income (expense)	—	43,317	(43,317)	—	—
Interest income (expense), net	(55,207)	(13,381)	331	—	(68,257)

Loss before income taxes	(67,300)	(12,093)	(41,804)	54,122	(67,075)
Income tax provision	—	—	225	—	225

Net income (loss)	$(67,300)	$(12,093)	$(42,029)	54,122	$(67,300)

	Nine Months Ended September 30, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$134,416	$—	$134,416

Operating expenses:
Cost of production	—	—	43,812	—	43,812
Selling, general and administrative expenses	—	—	73,388	—	73,388
Depreciation and amortization of property and equipment	—	—	8,675	—	8,675
Amortization of intangible assets	—	—	11,765	—	11,765
Restructuring charges, net	—	—	(1,501)	—	(1,501)

Total operating expenses	—	—	136,139	—	136,139

Loss from operations	—	—	(1,723)	—	(1,723)
Gain on sale of assets, net	—	2,544	65	—	2,609
Equity in income (loss) from subsidiaries	(14,273)	(46,839)	—	61,112	—
Intercompany interest income (expense)	—	44,915	(44,915)	—	—
Interest income (expense), net	—	(14,889)	78	—	(14,811)

Loss before income taxes	(14,273)	(14,269)	(46,495)	61,112	(13,925)
Income tax provision	—	4	344	—	348

Net income (loss)	$(14,273)	$(14,273)	$(46,839)	$61,112	$(14,273)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(67,300)	$(12,093)	$(42,029)	$54,122	$(67,300)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	16,381	—	16,381
Provision for doubtful accounts	—	—	(814)	—	(814)
Non-cash rent expense (income)	—	—	(245)	—	(245)
Amortization of accrued interest on compounding notes, net	—	1,113	—	—	1,113
Amortization of debt issuance costs	—	1,662	—	—	1,662
Non-cash compensation	—	—	1,450	—	1,450
Accrued dividends on mandatorily redeemable preferred stock	55,207	—	—	—	55,207
Equity in loss (income) from subsidiaries	12,093	42,029	—	(54,122)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(3,064)	—	(3,064)
Inventories	—	—	(60)	—	(60)
Prepaid expenses and other, net	—	—	(1,041)	—	(1,041)
Accounts payable and accrued expenses	—	(377)	(9,828)	—	(10,205)
Unexpired subscriptions and deferred revenue, net	—	—	6,471	—	6,471
Due to (from) affiliates	—	12,267	(12,267)	—	—

Net cash provided (used) by operating activities	—	44,601	(45,046)	—	(445)

Cash flows from investing activities:
Capital expenditures	—	—	(3,836)	—	(3,836)
Investments in subsidiaries	—	(43,414)	—	43,414	—

Net cash provided (used) by investing activities	—	(43,414)	(3,836)	43,414	(3,836)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	43,414	(43,414)	—
Proceeds from collection of intercompany notes receivable	—	10,025	—	(10,025)	—
Repayment of borrowings under senior credit facility	—	(10,724)	—	—	(10,724)
Repayment of intercompany notes payable	—	—	(10,025)	10,025	—
Debt issuance costs	—	(488)	—	—	(488)

Net cash provided (used) by financing activities	—	(1,187)	33,389	(43,414)	(11,212)

Net decrease in cash and cash equivalents	—	—	(15,493)	—	(15,493)
Cash and cash equivalents at beginning of period	—	—	47,308	—	47,308

Cash and cash equivalents at end of period	$—	$—	$31,815	$—	$31,815

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 —	GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(14,273)	$(14,273)	$(46,839)	$61,112	$(14,273)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	20,440	—	20,440
Provision for doubtful accounts	—	—	895	—	895
Non-cash rent expense	—	—	1,439	—	1,439
Amortization of accrued interest on compounding notes, net	—	972	—	—	972
Amortization of debt issuance costs and non-cash interest expense	—	1,619	—	—	1,619
Non-cash restructuring charges, net	—	—	(1,501)	—	(1,501)
Equity in loss (income) from subsidiaries	14,273	46,839	—	(61,112)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(764)	—	(764)
Inventories	—	—	(47)	—	(47)
Accounts payable and accrued expenses	—	(357)	(6,775)	—	(7,132)
Unexpired subscriptions and deferred revenue, net	—	—	896	—	896
Due to (from) affiliate	—	(10,388)	10,388	—	—
Prepaid expenses and other, net	—	975	(173)	—	802

Net cash provided (used) by operating activities	—	25,387	(24,650)	—	737

Cash flows from investing activities:
Capital expenditures	—	—	(2,199)	—	(2,199)
Net proceeds from sale of assets	—	—	4,929	—	4,929
Investments in subsidiaries	—	(64,085)	—	64,085	—

Net cash provided (used) by investing activities	—	(64,085)	2,730	64,085	2,730

Cash flows from financing activities:
Proceeds from capital contributions	—	—	64,085	(64,085)	—
Proceeds from collection of intercompany notes receivable	—	12,537	—	(12,537)	—
Repayment of intercompany notes payable	—	—	(12,537)	12,537	—

Net cash provided (used) by financing activities	—	12,537	51,548	(64,085)	—

Net increase (decrease) in cash and cash equivalents	—	(26,161)	29,628	—	3,467
Cash and cash equivalents at beginning of period	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of period	$1	$2,106	$42,650	$—	$44,757

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

      The Company has historically reported and managed its business in conjunction with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandate certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in these debt agreements. Effective July 1, 2004, the Company amended the terms of its Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries and allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, effective July 1, 2004, the Company now reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group. As a result of this change, the comparable 2003 segment information has been restated to reflect the new reporting segments. This reporting change had no impact on the Company’s unaudited Condensed Consolidated Statements of Operations or Statements of Cash Flows.

      The Consumer Tech Group is principally comprised of two of the Company’s magazine publications, PC Magazine and Sync; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s new consumer electronics event, DigitalLife.

      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazine publications in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily those affiliated with the Company’s magazine brands, including eweek.com, cioinsight.com, and baselinemag.com, but also include over 20 weekly eNewsletters and the eSeminarsTM area, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group, which creates and manages several hundred face-to-face events for marketing clients per year; Baseline Business Information Services, a research and marketing tools unit launched in 2003; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

      The Game Group is focused on the videogame market and is principally comprised of five magazine publications (Electronic Gaming Monthly, Computer Gaming World, Official U.S. PlayStation Magazine, Xbox Nation and GMR) and 1UP.com, the online destination for gaming enthusiasts, which was launched in October 2003.

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 8 — Segment Information — (Continued)

      The following table presents information about the Company’s reportable segments for the periods then ended:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Revenue, net:
Consumer Tech Group	$17,960	$17,517	$54,242	$53,263
Enterprise Group	16,971	14,886	51,800	43,354
Game Group	11,236	12,806	33,421	37,799

Total	$46,166	$45,209	$139,463	$134,416

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

EBITDA:
Consumer Tech Group	$3,908	$4,317	$13,474	$13,935
Enterprise Group	3,022	1,074	7,167	626
Game Group	(442)	1,224	(1,628)	2,654

Total	$6,488	$6,614	$19,013	$17,216

      EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and EBITDA should not be considered in isolation or as a substitute for Net income/(loss), Income/(loss) from operations, cash flows from operating activities or other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. The Company believes EBITDA may be commonly used by certain investors and analysts to analyze a company’s ability to service debt. EBITDA (subject to certain adjustments) is also a component of the Company’s Senior Credit Facility financial covenant calculations. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most directly comparable financial measure under GAAP to EBITDA is Income (loss) from operations. Reconciliations between EBITDA and Income (loss) from operations are provided below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Reconciliation of segment EBITDA to consolidated Income (loss) from operations:
Total segment EBITDA	$6,488	$6,614	$19,013	$17,216
Depreciation and amortization	4,984	5,417	16,381	20,440
Restructuring charges, net - non-cash	—	—	—	(1,501)
Non-cash compensation	83	—	1,450	—

Income (loss) from operations	$1,421	$1,197	$1,182	$(1,723)

NOTE 9 — Subsequent Events

      The Company announced on October 5, 2004 that it had completed the acquisition of Connexus Media Inc. (“CMI”), a business-to-business online publishing company based in Topsfield, Massachusetts. Under terms of the agreement, the Company acquired CMI’s portfolio of 25 prominent business-to-business, vertical and technology-specific websites, 10 weekly eNewsletters, 25 list rental databases and other ancillary paid content programs. The Company will incorporate all of CMI’s assets and resources into its Enterprise Group. An upfront payment of $2,083 was made with a contingent earnout payment scheduled for June 30, 2007.

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

Overview

      We are a leading integrated media company focused on the technology, videogame and consumer lifestyle markets. We are an information services provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.

      The Company’s operations are classified into three reportable segments: the Consumer Tech Group, the Enterprise Group and the Game Group. The Consumer Tech Group is principally comprised of two of the Company’s magazine publications, PC Magazine and Sync; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s new consumer electronics event, DigitalLife.

      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazine publications in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily those affiliated with the Company’s magazine brands, including eweek.com, cioinsight.com, and baselinemag.com, but also include over 20 weekly eNewsletters and the SeminarsTM area, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group (“CCG”), which creates and manages several hundred face-to-face events for marketing clients per year; Baseline Business Information Services (“BBIS”), a research and marketing tools unit launched in 2003; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

      The Game Group is focused on the videogame market and is principally comprised of five magazine publications (Electronic Gaming Monthly, Computer Gaming World, Official U.S. PlayStation Magazine, Xbox Nation and GMR) and 1UP.com, the online destination for gaming enthusiasts, which was launched in October 2003.

      For further segment information, see Note 8 to our unaudited Condensed Consolidated Financial Statements included herein.

      Ziff Davis Holdings’ financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, and as of December 31, 2003, are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries. Ziff Davis Holdings’ financial statements as of September 30, 2004 and for the three and nine month periods then ended are unaudited.

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

Results of Operations — Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue

      Revenue was $46.2 million for the three months ended September 30, 2004 compared to $45.2 million in the comparable prior period, an increase of $1.0 million or 2%.

      Revenue for the Consumer Tech Group for the third quarter ended September 30, 2004 was $18.0 million, reflecting an increase of $0.5 million or 3% compared to the $17.5 million reported in the same period last year. The increase was primarily related to higher advertising revenue for the Company’s Internet operations and Sync magazine, and revenue for PC Magazine events which debuted in 2004. However, these gains were partially offset by lower advertising pages and revenues for PC Magazine, which primarily reflects a change in the publishing calendar and one fewer issue for the quarter ended September 30, 2004 compared to the same prior year period. As a result, PC Magazine will publish one extra issue in the fourth quarter of 2004 versus 2003 and the total number of issues for the year will remain the same.

      Revenue for the Enterprise Group for the third quarter ended September 30, 2004 was $17.0 million compared to $14.9 million in the same period last year, reflecting a $2.1 million or 14% improvement. The increase was primarily related to generally increased business-to-business marketing budgets and spending in 2004 by enterprise technology-focused companies, as the U.S. job market and capital spending have stabilized and begun growing again. As a result, the Company had higher advertising revenue for its Internet operations and CIO Insight, substantially increased CCG event revenues for eWEEK, CIO Insight and Baseline and new, incremental revenue for its BBIS business in the third quarter of 2004.

      Revenue for the Game Group for the third quarter ended September 30, 2004 was $11.2 million, down $1.6 million or 13% compared to $12.8 million in the same period last year. The decrease was primarily due to continued softness in the videogame magazine advertising market which resulted in steep advertising page declines for the market in general and in a number of the Company’s publications in particular. In addition, single copy circulation revenues also continued to decline as consumer traffic and retail spending at newsstands remained sluggish. These trends, which are continuing into fourth quarter 2004, appear to indicate an early start to the game console and software development cycle, which typically results in contracting videogame marketing and consumer spending, as manufacturers, marketers and consumers wait for new products to be introduced.

Cost of production

      Cost of production was $13.6 million for the three months ended September 30, 2004 compared to $14.3 million for the comparable prior year period, a $0.7 million or 5% decrease.

      Cost of production for the Consumer Tech Group for the third quarter ended September 30, 2004 was $4.4 million, down $0.8 million or 15% compared to $5.2 million in the prior year period. The decrease primarily relates to lower manufacturing, paper and distribution costs as a result of publishing the one fewer issue of PC Magazine for the quarter ended September 30, 2004, plus savings achieved through the implementation of a number of production and distribution initiatives and the impact of more favorable supplier contracts. These savings were partially offset by incremental costs associated with the start-up of Sync magazine. Cost of production in the Consumer Tech Group as a percentage of revenue decreased from 30% to 24% for the three months ended September 30, 2003 and 2004, respectively.

      Cost of production for the Enterprise Group was $3.5 million for the third quarter ended September 30, 2004, reflecting a decrease of $0.1 million or 3% from $3.6 million in the same prior year period. The decrease is primarily due to reduced Internet infrastructure and operating costs partially offset by incremental costs associated with increased Contract Publishing volume. Cost of production in the Enterprise Group as a percentage of revenue decreased from 24% to 21% for the three months ended September 30, 2003 and 2004, respectively.

      Cost of production for the Game Group for the third quarter ended September 30, 2004 was $5.7 million, reflecting an increase of $0.2 million or 4% from $5.5 million in the same prior year period. The increase is primarily related to additional costs incurred for premiums (e.g., posters, CDs, etc.) included with certain of the Company’s publications to stimulate newsstand sales; the start-up of 1UP.com; an increase in the frequency of Xbox Nation; and an increase in the circulation level of Electronic Gaming Monthly. These increased costs were partially offset by manufacturing, paper and distribution cost savings achieved through the implementation of a number of production and distribution initiatives and the impact of more favorable supplier contracts. Cost of production in the Game Group as a percentage of revenue increased from 43% to 51% for the three months ended September 30, 2003 and 2004, respectively.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended September 30, 2004 were $26.2 million compared to $24.3 million for the comparable prior year period, a $1.9 million or 8% increase.

      Selling, general and administrative expenses for the Consumer Tech Group were $9.8 million for the third quarter ended September 30, 2004, reflecting an increase of $1.8 million or 23% from $8.0 million in the same prior year period. The increase is primarily due to incremental costs associated with the start-up of Sync magazine and increased Internet promotion, content and sales costs. Selling, general and administrative expenses in the Consumer Tech Group as a percentage of revenue increased from 46% to 54% for the three months ended September 30, 2003 and 2004, respectively.

      Selling, general and administrative expenses for the Enterprise Group were $10.5 million for the third quarter ended September 30, 2004, reflecting an increase of $0.3 million or 3% from $10.2 million in the same prior year period. The increase is primarily due to increased CCG events, BBIS development costs and Internet promotion, content and sales expense. However, these higher costs were partially offset by reduced edit and other overhead costs as a result of the Company’s continued cost management efforts. Selling, general and administrative expenses in the Enterprise Group as a percentage of revenue decreased from 68% to 62% for the three months ended September 30, 2003 and 2004, respectively.

      Selling, general and administrative expenses for the Game Group were $5.9 million for the third quarter ended September 30, 2004, reflecting a decrease of $0.2 million or 3% from $6.1 million in the same prior year period. The decrease is primarily due to overhead efficiencies gained as a result of the Company’s continued cost management efforts, which were partially offset by incremental costs associated with the Company’s start-up of 1UP.com. Selling, general and administrative expenses in the Game Group as a percentage of revenue increased from 48% to 53% for the three months ended September 30, 2003 and 2004, respectively.

Depreciation and amortization expense

      Depreciation and amortization expenses were $5.0 million and $5.4 million for the three months ended September 30, 2004 and 2003, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of September 30, 2004 as compared to September 30, 2003.

Interest expense, net

      Interest expense was $23.6 million for the three months ended September 30, 2004 compared to $5.0 million for the three months ended September 30, 2003. Interest expense for the quarter ended September 30, 2004 included the following non-cash items: (1) $19.1 million related to the accrued dividends on the mandatorily redeemable preferred stock (“Redeemable Preferred Stock”) (previously recorded in Accumulated deficit on the Condensed Consolidated Balance Sheet), (2) $0.4 million related to long-term real estate leases recorded in prior periods at their net present value, (3) $0.6 million of amortization of debt issuance costs and (4) $0.4 million of net interest expense related to the Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”). Our weighted average debt outstanding was approximately $310.7 million and $306.4 million, and our weighted average interest rate was 8.92% and 9.13%, for the three months ended September 30, 2004 and 2003, respectively.

Income taxes

      Any tax benefit resulting from the Company’s loss before income taxes for the quarters ended September 30, 2004 and 2003 are offset in full by a valuation allowance. The income tax provision of $60,000 and income tax benefit of $8,000 represent effective rates of (0.3)% and 0.7% for the three months ended September 30, 2004 and 2003, respectively. The negative effective rate for the three months ended September 30, 2004 results from our provision for certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

      Net loss of $22.2 million for the three months ended September 30, 2004 increased $21.0 million compared to net loss of $1.2 million for the three months ended September 30, 2003. The increased loss is primarily due to the adoption of SFAS 150, the result of which the Company, effective January 1, 2004, recorded the accrued dividends on the Redeemable Preferred Stock of $19.1 million as interest expense. Prior to the adoption of SFAS 150, the accrued dividends were recorded directly as Accumulated deficit on the Condensed Consolidated Balance Sheet.

Results of Operations — Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue

      Revenue was $139.5 million for the nine months ended September 30, 2004 compared to $134.4 million in the comparable prior period, an increase of $5.1 million or 4%.

      Revenue for the Consumer Tech Group for the nine months ended September 30, 2004 was $54.3 million, reflecting an increase of $1.0 million or 2% compared to the $53.3 million reported in the same period last year. The increase was primarily related to higher advertising revenue for the Company’s Internet operations and Sync magazine, and revenue for PC Magazine events which debuted in 2004. However, these gains were partially offset by lower advertising pages and revenues for PC Magazine due to continued softness in the consumer technology magazine advertising markets which resulted in advertising page and average revenue per page declines plus the impact of PC Magazine publishing one fewer issue during the nine months ended

September 30, 2004 compared to the same prior year period. As a result, PC Magazine will publish one extra issue in the fourth quarter of 2004 versus 2003 and the total number of issues for the year will remain the same.

      Revenue for the Enterprise Group for the nine months ended September 30, 2004 was $51.8 million compared to $43.3 million in the same period last year, reflecting a $8.5 million or 20% improvement. The increase was primarily related to generally increased business-to-business marketing budgets and spending in 2004 by enterprise technology-focused companies, as the U.S. job market and capital spending have stabilized and begun growing again. As a result, the Company had higher advertising revenue for its Internet operations and CIO Insight, substantially increased CCG event revenues for eWEEK, CIO Insight and Baseline and new, incremental revenue for its BBIS business in the nine months ended September 30, 2004.

      Revenue for the Game Group for the nine months ended September 30, 2004 was $33.4 million, down $4.4 million or 12% compared to $37.8 million in the same period last year. The decrease was primarily due to continued softness in the videogame magazine advertising market which resulted in steep advertising page declines for the market in general and in a number of the Company’s publications in particular. In addition, single copy circulation revenues also continued to decline as consumer traffic and retail spending at newsstands remained sluggish. These trends, which are continuing into fourth quarter 2004, appear to indicate an early start to the game console and software development cycle, which typically results in contracting videogame marketing and consumer spending, as manufacturers, marketers and consumers wait for new products to be introduced.

Cost of production

      Cost of production was $40.9 million for the nine months ended September 30, 2004 compared to $43.8 million for the comparable prior year period, a $2.9 million or 7% decrease.

      Cost of production for the Consumer Tech Group for the nine months ended September 30, 2004 was $13.2 million, down $1.8 million or 12% compared to $15.0 million in the prior year period. The decrease primarily related to lower manufacturing, paper and distribution costs as a result of publishing the one fewer issue of PC Magazine for the nine months ended September 30, 2004, plus savings achieved through the implementation of a number of production and distribution initiatives, the impact of more favorable supplier contracts and certain other revenue-variable cost savings. These savings were partially offset by incremental costs associated with the start-up of Sync magazine. Cost of production in the Consumer Tech Group as a percentage of revenue decreased from 28% to 24% for the nine months ended September 30, 2003 and 2004, respectively.

      Cost of production for the Enterprise Group was $10.7 million for the nine months ended September 30, 2004, down $0.2 million or 2% compared to $10.9 million in the prior year period. The decrease was primarily related to reduced Internet infrastructure and operating costs partially offset by increased Contract Publishing volume. Cost of production in the Enterprise Group as a percentage of revenue decreased from 25% to 21% for the nine months ended September 30, 2003 and 2004, respectively.

      Cost of production for the Game Group for the nine months ended September 30, 2004 was $17.0 million, reflecting a decrease of $0.9 million or 5% from $17.9 million in the same prior year period. The decrease was primarily related to manufacturing, paper and distribution cost savings achieved through the implementation of a number of production and distribution initiatives, the impact of more favorable supplier contracts and certain other revenue-variable cost savings. Cost of production in the Game Group as a percentage of revenue increased from 47% to 51% for the nine months ended September 30, 2003 and 2004, respectively.

Selling, general and administrative expenses

      Selling, general and administrative expenses for the nine months ended September 30, 2004 were $81.0 million compared to $73.4 million for the comparable prior year period, a $7.6 million or 10% increase.

      Selling, general and administrative expenses for the Consumer Tech Group were $28.2 million for the nine months ended September 30, 2004, reflecting an increase of $3.8 million or 16% from $24.4 million in the same prior year period. The increase was primarily due to incremental costs associated with the start-up of Sync magazine and increased Internet promotion, content and sales costs, as well as non-cash employee stock option expense, partially offset by certain overhead efficiencies gained as a result of the Company’s continued cost management efforts. Selling, general and administrative expenses in the Consumer Tech Group as a percentage of revenue increased from 46% to 52% for the nine months ended September 30, 2003 and 2004, respectively.

      Selling, general and administrative expenses for the Enterprise Group were $34.5 million for the nine months ended September 30, 2004, reflecting an increase of $2.7 million or 8% from $31.8 million in the same prior year period. The increase was primarily due to increased CCG events, BBIS development costs and Internet promotion, content and sales expense, as well as non-cash employee stock option expense, partially offset by reduced edit and other overhead costs as a result of the Company’s continued cost management efforts. Selling, general and administrative expenses in the Enterprise Group as a percentage of revenue decreased from 73% to 67% for the nine months ended September 30, 2003 and 2004, respectively.

      Selling, general and administrative expenses for the Game Group were $18.3 million for the nine months ended September 30, 2004, reflecting an increase of $1.1 million or 6% from $17.2 million in the same prior year period. The increase was primarily due to incremental costs associated with the Company’s start-up of 1UP.com, as well as non-cash employee stock option expense, partially offset by overhead efficiencies gained as a result of the Company’s continued cost management efforts. Selling, general and administrative expenses in the Game Group as a percentage of revenue increased from 46% to 55% for the nine months ended September 30, 2003 and 2004, respectively.

Depreciation and amortization expense

      Depreciation and amortization expenses were $16.4 million and $20.4 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of September 30, 2004 as compared to September 30, 2003.

Restructuring charges, net

      During the nine months ended September 30, 2003, we recognized a credit of $1.5 million to restructuring charges expense relating to the reversal of a portion of the prior years’ accruals, specifically for legal fees and severance amounts where 2003 payments were lower than the amounts originally estimated.

Interest expense, net

      Interest expense was $68.3 million for the nine months ended September 30, 2004 compared to $14.8 million for the nine months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 included the following non-cash items: (1) $55.2 million related to the accrued dividends on the Redeemable Preferred Stock (previously recorded in Accumulated deficit on the Condensed Consolidated Balance Sheet), (2) $1.2 million related to long-term real estate leases recorded in prior periods at their net present value, (3) $1.7 million of amortization of debt issuance costs and (4) $1.1 million of net interest expense related to the Compounding Notes. Our weighted average debt outstanding was approximately $310.1 million and $304.8 million, and our weighted average interest rate was 8.72% and 9.04%, for the nine months ended September 30, 2004 and 2003, respectively.

Income taxes

      Any tax benefit resulting from the Company’s loss before income taxes for the nine months ended September 30, 2004 and 2003 are offset in full by a valuation allowance. The income tax provision of $225,000 and $348,000 represent effective rates of (0.3)% and (2.5)% for the nine months ended September 30, 2004 and 2003, respectively. The negative effective rates for the nine months ended September 30, 2004 and 2003 result from our provision for certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

      Net loss of $67.3 million for the nine months ended September 30, 2004 increased $53.0 million compared to net loss of $14.3 million for the nine months ended June 30, 2003. The increased loss is due to the adoption of SFAS 150, the result of which the Company, effective January 1, 2004, recorded the accrued dividends on the Redeemable Preferred Stock of $55.2 million as interest expense. Prior to the adoption of SFAS 150, the accrued dividends were recorded directly as Accumulated deficit on the Condensed Consolidated Balance Sheet. Excluding the $55.2 million in interest expense related to the Redeemable Preferred Stock for the nine months ended September 30, 2004, such adjusted net loss decreased $2.2 million or 15% to $12.1 million.

Liquidity and Capital Resources

      Total cash at September 30, 2004 was $31.8 million. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

      At the end of the second quarter, we completed an amendment to our Senior Credit Facility effective July 1, 2004 which eliminates the distinction between the Restricted and Unrestricted Subsidiaries and prospectively allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, our operating performance and financial covenant calculations is now based on total Company results instead of results for the Restricted Subsidiaries only, and the financial covenant targets have been reset to reflect this change. The amendment also provides us with added flexibility to make certain strategic investments and acquisitions.

      As of September 30, 2004, we were in compliance with all of our debt covenants. Total indebtedness at September 30, 2004 was $309.1 million and consisted of $170.2 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $12.3 million under the 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and $118.4 million under the Compounding Notes.

      At September 30, 2004, borrowings under the Senior Credit Facility bore interest rates ranging from 5.51% to 6.01% and approximately $1.0 million of borrowing capacity was available under the revolving portion of such facility. The Company made a scheduled principal repayment on September 30, 2004 of $4.3 million. The Company was also required to make an annual “excess cash flow” payment, as defined in our Senior Credit Facility, of $6.4 million on April 14, 2004. This represented a mandatory repayment of our term loans under the Senior Credit Facility. The Company is required to make an “excess cash flow” payment on or before April 15, 2005. This amount, currently estimated at $5.6 million, along with the Company’s scheduled principal repayments of $17.3 million payable within one year, has been classified as Current portion of long-term debt on the Condensed Consolidated Balance Sheet as of September 30, 2004.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. Through August 13, 2006, interest may be paid, at our option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. During the three and nine months ended September 30, 2004, we compounded interest in the amount of $3.8 million and $10.8 million, respectively. The compounded interest, partially offset by the $4.3 million principal repayment and the $6.4 million “excess cash flow” payment, accounts for the change in total debt from $309.0 million at December 31, 2003 to $309.1 million at September 30, 2004.

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

Sources and Uses of Cash — Nine Months Ended September 30, 2004 and 2003

      Details of changes in cash and cash equivalents during the nine months ended September 30, 2004 and 2003 are discussed below.

      Operating Activities. Cash used by operating activities was $0.4 million for the nine months ended September 30, 2004 compared to $0.7 million provided by operating activities for the nine months ended September 30, 2003, representing a decrease of $1.1 million. This decrease was primarily attributable to an increase in SG&A costs due to new start-up business initiatives including Sync magazine, 1UP.com and DigitalLife. Additionally, we paid $7.7 million and $9.5 million for the nine months ended September 30, 2004 and 2003, respectively, related to accrued restructuring costs.

      Investing Activities. Cash provided/(used) by investing activities was $(3.8) million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively, and represented capital expenditures in both periods being offset by net proceeds from the sale of assets of $4.9 million for the nine months ended September 30, 2003.

      Financing Activities. Cash used by financing activities was $11.2 million and $0 for the nine months ended September 30, 2004 and 2003. The $11.2 million represents the $6.4 million “excess cash flow” sweep payment made in April 2004, the $4.3 million scheduled principal repayment made in September 2004 and $0.5 million in debt issuance costs related to the amendment of the Senior Credit Facility.

Off-Balance-Sheet Arrangements

      At September 30, 2004, we did not have any relationships with variable interest entities that have been established for the purpose of facilitating off-balance-sheet debt.

      In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $0.8 million at September 30, 2004, and are not recorded on the Condensed Consolidated Balance Sheet as of September 30, 2004.

      We have also entered into agreements with several executives that include earn-out or incentive payments that are calculated based on the achievement of future revenue and other financial thresholds on measurement dates beginning with the close of our 2006 fiscal year. As of September 30, 2004, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. Based on this, we have not accrued any liabilities in relation to these incentive obligations as of September 30, 2004.

Cyclicality

      Revenue from print advertising accounted for approximately 53% and 52% of our total revenue for the three and nine months ended September 30, 2004, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results with respect to prior periods.

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

      In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 15, 2003. The Company believes that under SFAS 150, it is defined as a nonpublic entity and has outstanding preferred stock that is mandatorily redeemable. Therefore, effective January 1, 2004, we have recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on our Condensed Consolidated Balance Sheet. The adoption of this statement increased the Company’s total liabilities by $794.8 million as of September 30, 2004 and increased the Company’s consolidated interest expense by $55.2 million for the nine months ended September 30, 2004. This has no impact on our cash flow, Senior Credit Facility financial covenants or ability to service our debt payments under the Senior Credit Facility.

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

      In August 2004, the Audit Bureau of Circulations (“ABC”) issued its audit reports for PC Magazine for the twelve month periods ending December 2003 and December 2002, respectively. As we had previously announced, certain subscriptions were reported by ABC as analyzed non-paid rather than paid because certain of our subscription agents had not received payment for the subscriptions within the time permitted by an ABC rule. The total circulation of PC Magazine was not affected since the ABC audit verified that the subscriptions in question had been delivered to the individual subscribers. As a result, the Company has met with a number of its customers to explain in detail this situation and demonstrate that it has provided full and fair value to all of its advertisers. To date there have been no substantial problems with the Company’s customers, and therefore the Company does not believe that this matter will have a material impact on its financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      The fixed interest rate on our 12% Notes and our Compounding Notes results in $130.6 million, or 42%, of our funded debt being effectively set at a fixed rate of interest as of September 30, 2004. The remaining 58% of funded debt has a variable rate tied to LIBOR. Accordingly, a 1% fluctuation in interest rates would cause a $1.8 million fluctuation in annual interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

      We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our Cost of production. In 2001 and 2002, paper prices declined significantly and remained essentially unchanged for 2003. In addition, during 2001 we outsourced the majority of our paper buying to our printers. Our paper prices remained stable for the first six months of 2004 due to price protection contracts we entered into with some of our suppliers. An industry-wide paper increases of 7% and 8% took effect on July 1, 2004 and September 1, 2004, respectively. However, due to the price protection provisions in our contracts, our increase was 17% less than the industry average.

      Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and most recently 9.9% in July 2002. Due to new legislation in 2003, the Postmaster General has announced that postage rates will not increase again until 2006, however, current industry projections are that the 2006 postage increase could be in the range of 15-18%.

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

      a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of September 30, 2004 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of July 1, 2004, by and between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.
31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification for Derek Irwin pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification for Derek Irwin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On July 23, 2004, the Registrant filed a Form 8-K related to its issuance of a press release describing its financial results for the quarter ended June 30, 2004.

      On September 27, 2004, the Registrant filed a Form 8-K related to the appointment of a new Director to its Board and audit committee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ DEREK IRWIN

Derek Irwin
CHIEF FINANCIAL OFFICER

Date: November 3, 2004