Form 10-K
period 2004-12-31
ZIFF DAVIS HOLDINGS INC
filed 2005-03-25
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

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
      As of March 25, 2005, 2,311,049 shares of common stock, par value, $0.001 per share, were outstanding. The issuer’s common stock is not publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE
None

ZIFF DAVIS HOLDINGS INC.
Index to Form 10-K for the Year Ended December 31, 2004

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities	18
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A.	Controls and Procedures	78
Item 9B.	Other Information	78
PART III
Item 10.	Directors and Executive Officers of the Registrant	79
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
Item 13.	Certain Relationships and Related Transactions	89
Item 14.	Principal Accountant Fees and Services	92
PART IV
Item 15.	Exhibits and Financial Statement Schedules	93

SIGNATURES		97
EX-10.18: EXECUTIVE AGREEMENT
EX-10.35: AMENDED AND RESTATED EXECUTIVE AGREEMENT
EX-10.36: AMENDED AND RESTATED EXECUTIVE AGREEMENT
EX-10.37: AMENDED AND RESTATED EXECUTIVE AGREEMENT
EX-10.38: AMENDED AND RESTATED EXECUTIVE AGREEMENT
EX-10.39: EXECUTIVE AGREEMENT
EX-10.40: EXECUTIVE AGREEMENT
EX-10.41: AMENDMENT TO EXECUTIVE AGREEMENT
EX-10.42: LETTER
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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
Background and Organization
      We are an information services and marketing solutions provider of technology media including publications, websites, conferences, events, eSeminarstm, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing,” “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc. In January 2002, we changed our fiscal year-end from March 31 to December 31, effective December 31, 2001.
      We had no operations prior to April 5, 2000, when we completed the acquisition of ZDP for $780.0 million plus expenses. This acquisition was accounted for under the purchase method of accounting and was funded by: (1) issuing preferred and common stock for $353.7 million in proceeds; (2) executing a $405.0 million senior credit facility (“Senior Credit Facility”) of which $355.0 million was borrowed at closing; and (3) issuing a bridge loan totaling $175.0 million in proceeds. Fees and expenses, including debt issuance costs associated with the acquisition, which totaled approximately $30.0 million, were paid with the equity and debt proceeds. On July 18, 2000, we issued $250.0 million 12% senior subordinated notes due 2010 (the “12% Notes”). The proceeds from the offering of the 12% Notes were used to repay the bridge loan and approximately $59.7 million of the Senior Credit Facility. In addition, proceeds from the offering of the 12% Notes were used to pay approximately $8.5 million of expenses associated with the offering and approximately $6.8 million of accrued interest.
      In August 2002, we completed a financial restructuring, including an exchange of most of our 12% Notes for new compounding notes and equity as well as the amendment and restatement of our Senior Credit Facility. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Restructuring” and Note 12 to our audited Consolidated Financial Statements.)
      We have historically reported and managed our business in conjunction with the reporting requirements set forth in the Senior Credit Facility and indenture agreements which mandated certain restrictions on the sources of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in these debt agreements. Effective July 1, 2004, we amended the terms of our Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries (as defined in the Senior Credit Facility) and allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, effective July 1, 2004, we now report and manage our business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group.

      The Consumer Tech Group is principally comprised of three of the Company’s magazine publications, PC Magazine, Sync and ExtremeTech; a number of consumer-focused websites, including pcmag.com and extremetech.com; and our new consumer electronics event, DigitalLife.
      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazine publications in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily those affiliated with our enterprise brands, including eweek.com, cioinsight.com and baselinemag.com, but also include over 20 weekly eNewsletters and the eSeminars area, which produces sponsored interactive webcasts. This segment also includes the Custom Conference Group, which creates and manages several hundred face-to-face events for marketing clients per year; Business Information Services, a research and marketing tools unit launched in 2003; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
      The Game Group is focused on the videogame market and is now principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and 1up.com, the online destination for gaming enthusiasts, which was launched in October 2003. The Game Group discontinued publishing GMR and reduced the frequency of XBox Nation during the fourth quarter of 2004. See Note 9 to our audited Consolidated Financial Statements. The results of these publications are included in the financial statements.
      For additional information on the Company’s operating segments, see Note 21 to our audited Consolidated Financial Statements.
General
      We are a leading integrated media company serving the technology and videogame markets and one of the largest technology magazine publishers in the United States as measured by revenue. In 2004, we had an estimated 20.1% share of advertising pages in the technology magazine industry based on data compiled by IMS/ The Auditor (Toronto, Canada) (“IMS”). Our current U.S. titles have a combined circulation of approximately 2.5 million and our U.S. based brands reach over 22 million people per month at work, home and play based on syndicated research and management’s estimates. Our audiences also cover the full spectrum of readership, from corporate technology buyers and users to consumer enthusiasts, influencers and gamers.
      We distinguish our products through our comprehensive labs-based evaluations, trusted buying advice, recognized industry experts, and thought-provoking news, reviews, opinions and insights. We publish nine industry-leading technology, videogame and consumer lifestyle magazines including PC Magazine, Sync, ExtremeTech, eWEEK, Baseline, CIO Insight, Electronic Gaming Monthly, Computer Gaming World and Official U.S. Playstation Magazine. PC Magazine was the number one technology magazine in the United States in 2004, as measured by the Publishers Information Bureau using advertising pages. eWEEK ranked fifth in advertising pages among information technology magazines in the United States, according to IMS. Our videogame publications led the market in 2004 with an estimated 41.8% market share of advertising pages based on IMS. Additionally, we launched a new consumer lifestyle publication, Sync, which debuted in the summer of 2004, and ExtremeTech, a new do-it-yourself technology publication, which debuted in October 2004.
      Our readers are well-educated, influential buyers of technology and other products and decision-makers in their professional fields and households, which makes them attractive to a wide range of advertisers. For example, the 2,971,000 estimated business professionals (individuals who are involved in purchasing technology for their businesses) who read PC Magazine each spend an estimated average of $211,314 per year on technology products and services according to the IntelliQuest CIMS 2004 Business Study released in 2004. Similarly, in December 2004, the average annual information technology budget for corporate business readers of eWEEK was approximately $44.4 million, according to our subscriber qualification surveys. Lastly, according to internal readership surveys, the average Game Group reader purchases two games per month and influences approximately five other people regarding which games to buy.
      We extend the power of our brands online through companion sites, as well as original technology and videogame enthusiast websites. These include pcmag.com, eweek.com, extremetech.com and 1up.com. We also produce highly targeted business-to-business and consumer technology events. Furthermore, we export the power of our brands internationally, licensing our content to publications in 41 countries that are produced in 20 languages.
Consumer Tech Group
      The Consumer Tech Group is principally comprised of three of the Company’s magazine publications, PC Magazine, Sync and ExtremeTech; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s new consumer electronics event, DigitalLife.
      The following table sets forth information regarding the publications within the Consumer Tech Group:

	First	Frequency
Magazine Title	Issue	Per Year	Primary Audience	Circulation	Rate Base

PC Magazine	1981	22	Consumer/Business	Paid	700,000
Sync	2004	7	Consumer	Paid	250,000
ExtremeTech	2004	6	Consumer/Business	Paid	*

*	No rate base is claimed for this publication.
      PC Magazine is one of the largest technology publications in the world, delivering the most authoritative, comprehensive labs-based reviews and trusted recommendations for buyers of technology products and services. PC Magazine publishes 22 times a year in print (plus occasional special issues) with a paid circulation of 700,000. PC Magazine had a recent U.S. readership of nearly 5.2 million readers (MRI Fall 2004). Reaching highly engaged technology influencers, PC Magazine differentiates itself through unique and extensive product reviews based on its exclusive benchmark testing performed in the PC Magazine Labs, supplemented by its “First Looks” section covering emerging technologies and products and opinion columns from its renowned technology authorities.
      Sync is our new technology consumer lifestyle magazine and our entrance into the growing consumer electronics market. According to the Consumer Electronics Association, this market is estimated to be nearly $100 billion in sales in 2005. Sync is designed to give readers a stylish, exciting look at how consumers can use digital products in the context of everyday life. Sync’s first issue debuted during the summer of 2004 and published four issues throughout the year. Sync launched with a target circulation of 200,000, consisting primarily of affluent readers, ages 25-44. The launch of Sync also coincides with the launch of our new consumer technology event, DigitalLife.
      ExtremeTech is our latest newsstand special magazine for the hardcore technology do-it-yourselfer, helping these users design and build their PC’s and related technology systems. Whether a reader is configuring the ultimate gaming PC or building a digital audio workstation, ExtremeTech provides the component reviews, how-to features and tips to help that reader succeed.
      In September 2003, we launched the Ziff Davis Event Marketing Group, a new business unit that develops and builds large-scale and trade-focused events for the business and consumer technology communities. Leveraging the editorial content and the highly qualified subscriber base of our market-leading publications, these events provide technology marketers with the best portfolio of integrated marketing solutions to attract new customers, accelerate the customer buying process and achieve more efficient use of their marketing dollars. In October 2004, the Ziff Davis Event Marketing Group debuted DigitalLife, a new four-day special event that brings together the latest in digital technology for the home, work and play. The event attracted over 30,000 consumers and technology enthusiasts, all eager to experience the next generation of digital technology products.
      Our Consumer Tech Group Internet sites provide online destinations for IT and business professionals and technology enthusiasts. The portfolio of online products is also grounded in a tradition of labs-based reviews, advice and commentary from leading experts, and in-depth analyses and reporting.
      The following February 2005 monthly page view and unique visitor statistics show the relative scale of our Consumer Tech Group Internet properties:

Website Address	Page Views	Unique Visitors

www.pcmag.com	23,413,700	3,049,000
www.extremetech.com	7,939,700	1,247,600

Total	31,353,400	4,296,600

*	Unadjusted for duplication of unique visitors between all sites.
      Pcmag.com is the premier online destination for helping technology buyers make informed product choices for their business and personal lives. Offering labs-based reviews, solutions, leading columnists and articles from PC Magazine, pcmag.com also offers original content such as online-only reviews, product buying guides, proprietary downloads, eNewsletters, and special features by dedicated online editors. Once a user has made an informed product decision, pcmag.com’s online shopping features help the user find the best price and service options to complete the transaction.
      Extremetech.com follows the same do-it-yourself style as ExtremeTech, offering this passionate audience in-depth coverage of new and emerging technologies, community swapping tips and online shopping.
Enterprise Group
      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazine publications in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily those affiliated with the Company’s enterprise brands, including eweek.com, cioinsight.com and baselinemag.com, but also include over 20 weekly eNewsletters and the eSeminars area, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group, which creates and manages several hundred face-to-face events for marketing clients per year; Business Information Services, a research and marketing tools unit launched in 2003; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

      The following table sets forth information regarding the publications within the Enterprise Group:

	First	Frequency
Magazine Title	Issue	Per Year	Primary Audience	Circulation	Rate Base

eWEEK	1983	51	Business	Controlled	400,100
CIO Insight	2001	14	Business	Controlled	50,000
Baseline	2001	14	Business	Controlled	125,000
      eWEEK is one of the largest controlled-circulation publications in the United States, reaching over 1.8 million enterprise technology decision-makers per week who are evaluating and purchasing technology solutions for their companies, according to the May 2004 BPA Pass Along Audit. Controlled-circulation publications like eWEEK are distributed directly to qualified professionals for no charge and generate revenue principally from the sale of advertising. In order to qualify for a free subscription, eWEEK subscribers must be involved in one or more stages of the IT decision-making process within an enterprise and be active in the specification, recommendation, purchase or approval of multiple technologies, services and business applications. These qualifications are audited by BPA International. The criteria we use to qualify subscribers for this magazine are among the highest standards in the industry. eWEEK differentiates itself by delivering to its readers breaking news, technology evaluations and strategic analyses of the technologies, platforms and trends that impact enterprise-wide computing. This makes eWEEK extremely attractive to advertisers selling products and services to IT professionals and senior business readers evaluating and implementing enterprise technology solutions.
      CIO Insight is a 50,000 subscriber, controlled-circulation strategic business journal for today’s senior IT decision makers. Its mission is to provide IT executives with cutting-edge strategies, management techniques and technology perspectives that align business with IT. Each month, CIO Insight provides senior-level technology executives with in-depth analysis and proprietary research about new trends in IT. Writers are either proven experts in their fields or journalists who are well-versed in technology and management issues. In order to qualify for a free subscription, CIO Insight subscribers must be senior IT executives actively charged with setting their company’s IT business goals, direction and strategy. These senior IT executives must also have personal purchase authority for IT within their organizations or have personal budgets in certain IT categories.
      Baseline is a 125,000 subscriber, controlled-circulation magazine that is a guide to selecting and managing the deployment of leading-edge information systems for senior IT and business leaders. Through case studies, news stories, company dossiers and financial tools, the publication provides these senior executives with a detailed look at how their peers are implementing strategic information technology projects and systems. The success, or failure, of each implementation is measured by the company’s actual progress against “baseline” expectations of financial returns and technology deliverables. In the four years since its inception, Baseline has won five Jesse H. Neal National Business Journalism Awards for its excellent editorial coverage of business and technology issues, and in March 2005 was awarded the Grand Neal award, the highest distinction awarded by the Association of Business Media Companies. In order to qualify for a free subscription, Baseline subscribers must be actively involved in setting goals, evaluating or managing a company’s IT investment, or planning major IT projects or upgrades in the next 12 months. The subscriber must have a director-level title or higher, have a minimum personal budget authority of $50,000 and an organizational spending minimum of $100,000.
      Our Enterprise Group Internet sites offer products and services consisting of Internet advertising, eNewsletters, select lead-generation programs, integrated e-commerce opportunities, email direct marketing, sponsorship and custom site development. The Group also produces eSeminars, which are sponsored interactive webcasts that connect IT experts, buyers and sellers in online interactive groups to explore the latest issues in technology. The Company held several hundred eSeminars in 2004 with over 600 average registrants per event.

      The following February 2005 monthly page views and unique visitor statistics show the relative scale of our Enterprise Group Internet properties:

Website Address	Page Views	Unique Visitors

www.eweek.com	5,870,300	1,671,900
www.cioinsight.com	179,900	67,000
www.baselinemag.com	261,500	92,000
Other targeted B2B Sites*	2,699,600	810,700

Total	9,011,300	2,641,600	**

*	Includes miscellaneous sites such as eSeminars, Microsoft Watch, Ziff Davis Channel Insider, Dev Source and other targeted sites.
** Unadjusted for duplication of unique visitors between all sites.
      Eweek.com is the real-time resource for IT professionals who evaluate and purchase technology solutions for their organizations. With a dedicated team of online journalists, eweek.com offers 24/7 technology news coverage, timely features, analysis and reports on major topical issues and technology vertical markets. Information can be accessed by topic or industry, helping IT professionals get the information they need in a fast and informative format. Eweek.com includes the award-winning journalism, reviews and insights of eWEEK, plus case studies, research and tools from CIO Insight and Baseline.
      Cioinsight.com is the IT portal of record for Chief Information Officers and other senior-level technology decision-makers. It provides easy access to progressive articles, interviews, surveys and proprietary research on technology strategies and cost-cutting techniques through the lens of experienced industry journalists. As a result of its elevated editorial approach, cioinsight.com offers marketers a targeted subscriber readership that includes senior-level IT executives directly involved in their organization’s technology budget, direction and strategy.
      Baselinemag.com provides senior IT and business executives with timely case studies, cutting-edge articles and extensive interactive online tools so that they can make the best decisions about implementing information technology. Baselinemag.com’s content gets deep into project-based ROI goals, defining core and valuable metrics with the key players involved while profiling the specific technology solutions used. Baselinemag.com not only details what technology products and projects work best, but also which products and projects failed and why they failed.
Game Group
      The Game Group is focused on the videogame market and is now principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World, and Official U.S. Playstation Magazine) and 1up.com, the online destination for gaming enthusiasts, which was launched in October 2003. These paid publications are positioned to capitalize on the large and growing enthusiast market for videogames. According to DFC Intelligence, the global videogame market was estimated to be $22.9 billion in 2004 and is forecasted to grow to $33.3 billion in 2008. Because readers of videogame magazines are principally 18-to-34 year old males, these publications also offer advertisers access to a highly focused, difficult-to-reach readership with attractive demographics and spending patterns. For the year ended December 31, 2004, the Company was the leader in the United States in this valuable publishing segment in three major categories: IMS advertising pages (41.8% share); total circulation (35.5% share); and newsstand circulation (44.5% share). On average, our videogame publications sell nearly 420,000 copies at the newsstand per issue.

      The following table sets forth information regarding the publications within the Game Group segment:

	First	Frequency
Magazine Title	Issue	Per Year	Primary Audience	Circulation	Rate Base

Computer Gaming World	1981	11	Consumer	Paid	200,000	*
Electronic Gaming Monthly	1988	12	Consumer	Paid	500,000
Official U.S. Playstation Magazine	1997	12	Consumer	Paid	300,000	*

*	Target circulation; no rate base is claimed for these publications.
      Computer Gaming World is the first magazine and the last word in computer gaming, with over 20 years of editorial leadership. It provides readers with the most informed, best-written and entertaining reviews, previews, features and strategies about PC games.
      Electronic Gaming Monthly is the ultimate guide to video gaming and leads the industry with exclusive scoops, authoritative articles and the world’s most famous and hardest hitting reviews. The magazine, which reaches the most influential and engaged videogame players, is about to celebrate its 200th issue.
      Official U.S. PlayStation Magazine is the only magazine that provides a disc supplied by Sony Computer Entertainment America, containing interactive samples of games and other materials. It is a critical voice, independent of SCEA, that helps readers get more out of their PlayStation systems (PS1 and PS2).
      The following February 2005 monthly page views and unique visitor statistics show the relative scale of 1up.com:

Website Address	Page Views	Unique Visitors

www.1up.com	15,506,000	816,000
      In October 2003, 1up.com was launched as our new online destination for videogame enthusiasts and provides up-to-the-minute news, multiple game reviews, tips and tricks and live forums with industry celebrities covering all game platforms. Unlike other competing videogame sites, 1up.com incorporates the unique editorial features from the Game Group’s industry-leading publications together with unique site functions and features for social networking, discussion groups, consumer news and lifestyle coverage of movies, music and gadgets.
Revenue
      Our principal sources of revenue for the year ended December 31, 2004 were advertising (63.7% of total revenue), circulation (18.6%) and other ancillary sources of revenue (17.7%). Circulation comprises both subscriptions (10.0%) and newsstand sales (8.6%). We record revenue net of agency commissions, estimated subscription cancellations and newsstand returns.
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
      Subscriptions. Generally, we sell subscriptions to our publications either directly by our circulation staff or by independent subscription direct marketing companies or agents. We receive approximately 11.3% of the total price of subscriptions sold through agents. In addition to agents, we have historically sold subscriptions using a variety of techniques including direct reply subscription cards, direct mail and the Internet.

      Newsstand. We sold approximately 5.1 million single copies of magazines for the year ended December 31, 2004. Generally we receive approximately 47.5% of the cover price of an individual magazine sold through the newsstand with the balance of the cover price going to the magazine’s distributor, wholesaler and retailer.
      Other Revenue Sources. We also derive revenue from a variety of ancillary activities, including mailing list rentals, custom conferences and events, royalty and license agreements and eNewsletters.
Operating Costs
      The principal components of our production costs are raw materials, printing and distribution, which represented 24.1%, 39.0% and 36.9%, respectively, of our publishing production expenses for the year ended December 31, 2004. Our principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions.
      We outsource the printing process, including the majority of our pre-press and paper buying operations, for all of our publications. To facilitate efficient and timely printing of our publications, we have established long-term contractual relationships with certain printing companies, including R.R. Donnelley and Brown Printing Company. For the year ended December 31, 2004, approximately 43.0% of our total production costs were for printing services and paper supplied by or through R.R. Donnelley.
      Our other principal operating costs are selling, general and administrative expenses. Included in these costs are compensation expenses (salaries, commissions and incentives), benefits, editorial costs and circulation, marketing and promotion expenses.
Circulation
      Our publications include paid-circulation magazines, which generate revenue principally from advertising, newsstand sales and subscriptions, and controlled-circulation publications, which in our case are distributed to qualified IT professionals and generate revenue principally from the sale of advertising. Our controlled-circulation publications offer technology content that appeals to a professional audience in need of technology information and enterprise IT solutions, specifically in the areas of news, lab testing reviews, analysis, opinion and case studies. Our paid-circulation publications offer consumer and business-oriented content that appeals to a broader audience interested in technology products and services, the Internet and/or videogame hardware and software. As of December 31, 2004, we published six domestic paid-circulation publications and three domestic controlled-circulation publications.
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

Customers
      The size and composition of our readership offers advertisers concentrated and efficient exposure to their critical target audiences. As a result, our top advertisers, including Microsoft, Computer Discount Warehouse, Dell Computer and Hewlett Packard, have consistently advertised in our publications and on our Internet sites. Importantly, as technology and videogames have become more mainstream and appeal to broader demographics, our publications are becoming increasingly more appealing to a larger range of advertisers who are interested in marketing lifestyle and other general consumer products to this reader audience.
      We had over 800 advertising customers in 2004 according to internal records and an average paid circulation of over 1.9 million individuals according to the figures filed with the Audit Bureau of Circulation for the six months ended December 31, 2004. No single advertiser comprised more than 10.7% of our advertising revenue or 6.8% of total revenue for the year ended December 31, 2004. Our top ten advertisers accounted for 42.0% of our advertising revenue and 26.8% of our total revenue for the year ended December 31, 2004.
Competition
      The magazine publishing industry is highly competitive. We compete with several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the general publishing marketplace, which is fragmented. According to SRDS Media, there are about 7,900 domestic trade magazine titles. We also compete for advertising and circulation revenue principally with publishers of other technology magazines and Internet sites with similar editorial content to ours. We believe our core competitive set includes approximately 20 print publishing and Internet companies. The technology magazine industry has traditionally been dominated by a small number of large publishers. In 2004, the three largest technology-publishing companies, Ziff Davis, International Data Group and CMP Media, accounted for 65.5% of total technology magazine gross advertising revenue and 69.0% of total technology advertising pages according to IMS.
      Our publications and Internet sites generally compete on the basis of:

•	editorial quality;

•	quantity and quality of circulation;

•	the strength of complementary products serving the same niche;

•	the effectiveness of sales, research efforts and customer service; and

•	advertising rates.
      We believe that we compete successfully with other technology and videogame publications and Internet sites based on our market-leading positions within the technology and videogame magazine sectors, the nature and quality of our magazines’ editorial content and the attractive demographics of our readers. In addition, our magazines also compete for advertising revenue with general-interest consumer and business magazines and other forms of media, including broadcast and cable television, radio, newspapers, direct marketing and other electronic media. In competing with general-interest consumer and business magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in an efficient, cost-effective manner.
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
      In connection with the closing of the acquisition of ZDP, we entered into a services agreement with ZDI. Under this agreement, we provided distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid us our costs in relation to the performance of these services plus an additional $5.0 million annually in fees. On January 19, 2001, we agreed with ZDI to terminate this services agreement and we entered into a new agreement effective March 1, 2001 with CNET which contained substantially similar terms, except that CNET was not required to pay us any annual fee and was only required to reimburse us for our out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. On March 1, 2001, CNET paid us a $2.0 million non-refundable fee in connection with the termination of the original Computer Shopper services agreement. We entered into a new agreement with CNET as of March 1, 2003, which was terminated effective March 2005, pursuant to which we were entitled to be paid a fixed monthly fee plus reimbursement of certain direct expenses in connection with circulation services we provided for Computer Shopper.
      Other Agreements. We were granted an exclusive license until June 30, 2004 to use certain trademarks owned by Sony Computer Entertainment America Inc. in connection with the publishing of the magazine Official U.S. PlayStation Magazine in the United States and Canada. The parties have been negotiating the renewal of the license to extend the term to March 31, 2007 but have not yet executed a renewal. In the meantime, Sony has agreed to continue having us publish Official U.S. PlayStation Magazine in the United States and Canada.
      We have also been granted a license to use certain trademarks owned by Microsoft Corporation in connection with the publishing of Xbox Nation magazine both in print and online. The term of our right to use these trademarks expires on October 31, 2005.
      We also were licensed to use certain trademarks and copyrighted content owned by Electronics Boutique of America, Inc., in connection with our publication of GMR. The parties agreed to terminate this license in connection with the discontinuation of GMR in February 2005.
      Lastly, we license various of our trademarks and copyrighted content to third parties, including publishers of foreign editions of our magazines and other foreign magazines. Our brands and content currently appear in 41 countries and 20 languages worldwide.
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
Employees
      As of December 31, 2004, we had a total of approximately 525 employees, all based in the U.S. None of our employees are represented by a labor union. We believe that our relations with our employees are good.
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
      We have a significant amount of indebtedness. As of December 31, 2004, we had long-term debt and redeemable preferred stock (which has been classified as debt since January 1, 2004) totaling $308.9 million and $814.5 million, respectively, and approximately $948.5 million of stockholders’ deficit.

      Our substantial indebtedness could:

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
      Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations for 2005 when due. The scheduled maturities for our principal indebtedness for 2005, 2006 and 2007 are approximately $16.7 million (plus an obligation to pay an “excess cash flow” payment in 2005 currently estimated to be $7.3 million), $83.1 million and $67.0 million, respectively. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we will be required to refinance our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that refinancings or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indentures governing our senior subordinated compounding notes due 2009 (the “Compounding Notes”), the 12% Notes, or by our Senior Credit Facility agreement. In the event that we were unable to refinance our Senior Credit Facility or raise funds through asset sales, sales of equity or otherwise, our ability to pay the principal of, and interest on, the amounts borrowed under the Senior Credit Facility, 12% Notes and Compounding Notes, or to make any payment on the accrued dividends on our preferred stock, would be impaired.
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
      We expect that advertising revenue will continue to be the principal source of our revenue in the foreseeable future. Most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. We cannot assure you that we will be able to retain current advertisers or obtain new advertising contracts. Advertising revenue for the magazine industry is cyclical and dependent upon general economic conditions. Advertising revenue for the technology magazine industry has decreased significantly over the last several years due to the downturn in the technology sector (and the general U.S. economy for much of that period). The technology sector has declined as technology capital spending has slowed dramatically which has led to further industry consolidation and reduction of advertising budgets. If the technology sector downturn continues or a general economic downturn resumes, our advertisers may continue to reduce their advertising budgets and any material decline in these revenues would have a material adverse effect on our business, results of operations and financial condition. In addition, factors such as competitive pricing pressures and delays in new product launches may affect technology product advertisers. We cannot assure you that advertisers will maintain or increase current levels of advertising in special-interest magazines.
If the U.S. economy worsens, we may have to implement further cost saving efforts to achieve the benefits we expect, which could result in further restructuring charges and materially impact our business.
      In 2001 and 2002, we experienced a significant decline in revenue and earnings, primarily due to weak economic conditions, which were exacerbated by the terrorist attacks of September 11, 2001. We took a number of steps designed to improve our profits and margins despite decreased revenue. We restructured a number of our businesses and support departments and reduced overhead infrastructure by consolidating and closing several offices and outsourcing certain corporate functions. As a result, we recorded special restructuring and writedown charges to our operations of $277.5 million in 2001 and $128.2 million during 2002 related to these operating and financial restructuring decisions. Additionally, due to marketplace conditions in the technology and videogame markets that our publishing and events operations serve, on December 31, 2004 we committed to a plan to restructure certain of our operations in order to improve our profitability that included discontinuing the publication of GMR magazine and the Business4site event, reducing the frequency of Xbox Nation magazine and reducing certain other operating, general and administrative expenses. As a result, we recorded a restructuring charge of $5.5 million during the fourth quarter of 2004. If the U.S. economy worsens, our revenue would likely decline further. Because of our fixed cost structure, decreases in our revenue cause disproportionately greater decreases in our earnings. Accordingly, if revenue declines beyond our expectations, we will be forced to take additional cost-saving steps that could result in additional restructuring charges and materially adversely affect our business.
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
      We face significant competition from a number of technology and website publishers, some of which may have greater financial and other resources than we have, which may enhance their ability to compete in the technology publishing market. We principally compete for advertising and circulation revenue with publishers of other technology publications. We also face broad competition from media companies that produce general-interest magazines and newspapers. Competition for advertising revenue is primarily based on advertising rates, the nature and scope of readership, reader response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom have greater resources than we do, may enter these markets and intensify competition. We announced effective January 2005 a reduction in the rate base of PC Magazine to 700,000 as did our primary competitor, PC World, when it reduced its rate base to 850,000 effective January 2005. We also have announced reductions in rate base or target circulation for certain other of our magazines. Although reduced circulation lowers our production and distribution expenses, it could also have a negative impact on our revenues that potentially equals or exceeds the production and distribution cost savings.

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
      Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. Postal rates increased 9.9% in January 2001, 2.6% in July 2001 and 9.9% in June 2002. Each of these price increases has had a significant adverse effect on our cash flow, and any further significant cost increases will also have an adverse effect on our cash flow. Due to legislation in 2003, the Postmaster General has announced that postage rates will not increase until 2006, however, current industry projections are that the 2006 postage increase could be in a range of 15-18%.

We may be adversely affected by a continued weakening of newsstand sales.
      The magazine industry has seen a weakening of newsstand sales during the past few years. A continuation of this decline could adversely affect our financial condition and results of operations by reducing our circulation revenue and thereby causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases which could then cause further negative impacts to our revenue.

ITEM 2.	PROPERTIES

Properties
      Our principal properties and the approximate square feet occupied by us (excluding excess space vacated or sublet to others) are currently as follows:

	Lease	Approximate
	Expiration	Square Feet

New York, New York (Headquarters)	2019	144,000
San Francisco, California	2010	35,000
Woburn, Massachusetts	2006	11,000
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
      On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement and various other claims arising out of the termination of his employment. We filed a motion to dismiss in December 2001, which was subsequently denied as against Ziff Davis Media and granted as against defendants Alan Perlman and Willis Stein. In June 2003, the Appellate Division modified the lower court’s order to grant defendants’ motion to dismiss plaintiff’s claim for punitive damages and otherwise affirmed the lower court’s order. In November 2004 the Supreme Court granted in part and denied in part defendants’ motion for summary judgment, dismissing four of plaintiff’s six causes of action, and dismissed defendants’ counterclaim. In December 2004 plaintiff filed a notice of appeal of that order. In March 2005 a settlement agreement was executed pursuant to which the case is to be dismissed. This matter will not have a material effect on our financial condition or results of operations.
      In May 2004, we gave notice of our election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, we were informed that the Former Licensee had commenced litigation against us in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against us, and granted our request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, we were informed that the Former Licensee sued us in Greece for damages. We currently do not anticipate that this matter will have a material impact on our financial condition or results of operations. We cannot give any assurances as to the outcome of these matters, however.
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
      There is no public trading market for Ziff Davis Holdings’ common stock. There are approximately 35 holders of record of Ziff Davis Holdings’ common stock.
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
      Ziff Davis Holdings did not repurchase any of its equity securities during 2004.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table presents the selected historical financial information of Ziff Davis Holdings. The selected financial information as of December 31, 2004, 2003, 2002, and 2001, March 31, 2001, and for the

years ended December 31, 2004, 2003, and 2002 and the nine month period ended December 31, 2001, and the fiscal year ended March 31, 2001, were derived from the audited consolidated financial statements and the related notes of Ziff Davis Holdings, which appear in Item 8 in this Form 10-K. Certain of the selected historical financial information may not be comparable due to differing accounting bases resulting from changes in ownership. On April  5, 2000, ZDP was purchased by Ziff Davis Holdings. Accordingly, we have separated the periods of different ownership in the table below.
      The following selected historical financial and operating information of Ziff Davis Holdings should be read in conjunction with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes of Ziff Davis Holdings, which appear in this Form 10-K.
ZIFF DAVIS HOLDINGS INC.
SELECTED FINANCIAL DATA

				Nine Months	Fiscal Year
	Year Ended December 31,			Ended	Ended
				December 31,	March 31,
	2004	2003	2002	2001(2)	2001(2)
(in thousands of dollars)
Statement of Operations Data(1):
Revenue, net	$204,477	$194,107	$209,037	$215,859	$430,925

Operating expenses:
Cost of production	59,743	60,622	75,835	81,726	139,284
Selling, general and administrative expenses	110,939	98,973	125,171	164,351	244,990
Depreciation and amortization of property, equipment and intangible assets	21,428	25,901	37,770	62,636	66,098
Restructuring charges, net(3)	5,491	(6,238)	48,950	37,412	—
Write-down of intangible assets(4)	—	—	79,241	240,077	—

Total operating expenses	197,601	179,258	366,967	586,202	450,372

Income (loss) from operations	$6,876	$14,849	$(157,930)	$(370,343)	$(19,447)

Net (loss) income	$(85,186)	$(1,909)	$(196,840)	$(415,424)	$(76,028)

Cash Flows and Other Data(1):
Cash Flows:
Operating	$9,801	$8,535	$(48,002)	$(65,138)	$35,272
Investing	(8,982)	2,411	(1,013)	(8,704)	(802,546)
Financing	(15,535)	(4,928)	70,349	68,287	790,785
Capital expenditures	5,849	2,518	2,567	23,336	33,655
Balance Sheet Data(1) (At End of Period):
Cash and cash equivalents	$32,592	$47,308	$41,290	$19,956	$25,511
Total assets	352,302	376,908	394,412	515,295	853,302
Total debt	308,857	309,031	301,266	429,201	459,167
Redeemable preferred stock	814,549	739,602	673,577	515,987	375,585
Total stockholders’ deficit	$(948,537)	$(863,351)	$(796,763)	$(555,314)	$(96,645)

(1)	The financial information presented is for Ziff Davis Holdings. See Note 19 to our Consolidated Financial Statements for condensed consolidating financial information for Ziff Davis Media and our subsidiary guarantors.

(2)	As of January 1, 2002, Ziff Davis Holdings adopted the Emerging Issues Task Force Nos. 01-9 and 00-25, which required the netting of product placement and distribution costs against reported revenue. Amounts prior to January 1, 2002, have been reclassified to reflect the current year adoption of this accounting pronouncement.

(3)	The restructuring charges incurred in 2001, 2002 and 2004 were primarily related to the closure of magazines. They include the write-off of intangible assets, severance costs and costs to exit certain activities, such as facilities closure costs. The credit incurred in 2003 represents a reversal of a portion of the prior years’ accruals primarily relating to adjustments to our estimated future real estate lease costs after excess vacant space was sublet.

(4)	Reflects asset impairment charges primarily related to the closure of magazines.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
      We are a leading integrated media company focused on the technology and videogame markets. We are an information services and marketing solutions provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein, a private equity investment firm. Ziff Davis Holdings is a holding company that indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc. In January 2002, we changed our fiscal year-end from March 31 to December 31, effective December 31, 2001.
      The Company has historically reported and managed its business in conjunction with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandated certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in these debt agreements. Effective July 1, 2004, the Company amended the terms of its Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries and allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, effective July 1, 2004, the Company now reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group.
      The Consumer Tech Group is principally comprised of three of the Company’s magazine publications, PC Magazine, Sync and ExtremeTech; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s new consumer electronics event, DigitalLife.
      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazine publications in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily those affiliated with the Company’s enterprise brands, including eweek.com, cioinsight.com and baselinemag.com, but also include over 20 weekly eNewsletters and the eSeminarstm area, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group, which creates and manages several hundred face-to-face events for marketing clients per year; Business Information Services, a research and marketing tools unit launched in 2003; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
      The Game Group is focused on the videogame market and is now principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and 1up.com, the online destination for gaming enthusiasts, which was launched in October 2003. The Game Group discontinued publishing GMR and reduced the frequency of XBox Nation during the fourth quarter of 2004. The results of these publications are included in the financial statements.
      For additional information on the Company’s operating segments, see Note 21 to the Consolidated Financial Statements.

      Ziff Davis Holdings’ financial statements as of December 31, 2004, 2003 and 2002, and for the years then ended are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries.
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
      In 2001 and 2002, economic trends in the United States had a significant negative impact on our business. These trends included a general decline in all advertising spending, consolidation among our technology and videogame advertisers and a significant decrease in core technology advertising spending. In response to this decline, we undertook a cost reduction and restructuring program in 2001, which continued into 2002, and as a result of which we have discontinued unprofitable publications, consolidated operations and reduced our workforce. In August 2002, we also completed a comprehensive financial restructuring (see “Liquidity and Capital Resources — Financial Restructuring” and Note 12 to the Consolidated Financial Statements). In addition, due to marketplace conditions in the technology and videogame markets that our publishing and events operations serve, we committed to a plan to restructure certain of our operations in December 2004.

Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The table below presents results for the year ended December 31, 2004 and compares this to the results for the year ended December 31, 2003.

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Revenue, net	$204,477	$194,107

Operating expenses:
Cost of production	59,743	60,622
Selling general and administrative expenses	110,939	98,973
Depreciation and amortization of property and equipment	6,202	10,793
Amortization of intangible assets	15,226	15,108
Restructuring charges, net	5,491	(6,238)
Write-down of intangible assets	—	—

Total operating expenses	197,601	179,258

Income (loss) from operations	6,876	14,849
Gain on sale of assets, net	—	2,609
Interest expense, net	(91,824)	(19,142)

Loss before income taxes	(84,948)	(1,684)
Income tax provision	238	225

Net loss	$(85,186)	$(1,909)

Revenue, Net
      Revenue was $204.5 million for the year ended December 31, 2004, compared to $194.1 million in the comparable prior year period, an increase of $10.4 million, or 5.4%.
      Revenue for the Consumer Tech Group was $81.0 million compared to $77.0 million in the comparable prior year period, an increase of $4.0 million, or 5.2%. The increase was primarily related to higher advertising revenue for the Company’s Internet operations and incremental revenue for Sync and ExtremeTech magazines and DigitalLife, all three of which debuted in 2004. However, these gains were partially offset by lower advertising revenue for PC Magazine related to a decrease in advertising pages and average revenue per page. Total paid advertising pages for the Consumer Tech Group increased by 11.0% for the year ended December 31, 2004. Circulation revenue for the Consumer Tech Group decreased $0.5 million, or 3.4%, to $14.6 million, primarily due to decreased subscription revenue for PC Magazine, partially offset by incremental newsstand revenue for Sync and ExtremeTech. Other revenue related to the Consumer Tech Group increased $6.6 million, or 97%, primarily driven by increased PC Magazine branded event revenue, rights and permissions revenue and e-commerce revenue.
      Revenue for the Enterprise Group was $72.9 million compared to $60.2 million in the comparable prior year period, an increase of $12.7 million, or 21.1%. The increase primarily related to higher advertising revenue from CIO Insight and the Internet operations, substantially increased Custom Conference Group event revenues for eWEEK, Baseline and CIO Insight, and incremental revenue from the BIS business. There was one additional issue of Baseline and CIO Insight published during year ended December 31, 2004 compared to the same prior year period. Total paid advertising pages for the Enterprise Group increased by 6.8% for the year ended December 31, 2004.
      Revenue for the Game Group was $50.6 million compared to $56.9 million in the comparable prior year period, a decrease of $6.3 million, or 11.1%. The decrease was primarily related to significant advertising page declines and five fewer issues published in the portfolio during the year, partially offset by an increase in the average revenue per page compared to the same prior year period. Circulation revenue for the Game Group decreased $1.5 million, or 5.9%, to $23.2 million, primarily due to decreased newsstand revenue. These decreases were partially offset by increases in 1up.com revenue and other revenue related to the Game Group which increased $1.2 million, primarily driven by increased revenue from GMR magazine, a joint venture with Electronics Boutique that has been discontinued. Total paid advertising pages for the Game Group decreased by 23.2% for the year ended December 31, 2004.
Cost of Production
      Cost of production was $59.7 million for the year ended December 31, 2004, compared to $60.6 million for the comparable prior year period, a $0.9 million or 1.5% decrease.
      Cost of production related to the Consumer Tech Group decreased $0.2 million, or 1.0% from $20.8 million in 2003 to $20.6 million for the year ended December 31, 2004. The decrease primarily related to manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of our publications and the impact of more favorable supplier contracts. These savings were partially offset by the increase in advertising pages for the Consumer Tech Group and the incremental costs associated with DigitalLife. As a result, cost of production for the Consumer Tech Group as a percentage of revenue decreased from 27.0% to 25.4% for the years ended December 31, 2003 and 2004, respectively.
      Cost of production related to the Enterprise Group of $14.2 million remained flat in 2004 when compared to the comparable prior year period. Increased costs associated with the increase in advertising pages for the Enterprise Group and higher Internet costs due to more eSeminars and the Business 4Site West event were offset by lower manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of our publications and the impact of more favorable supplier contracts. As a result, cost of production for the Enterprise Group as a percentage of revenue decreased from 23.6% to 19.5% for the years ended December 31, 2003 and 2004, respectively.
      Cost of production related to the Game Group decreased $0.7 million, or 2.7% from $25.6 million in 2003 to $24.9 million in 2004. The decrease primarily relates to manufacturing, paper and distribution cost savings as a result of the significant decline in advertising pages, five fewer issues published within the portfolio during the year and lower manufacturing, paper and distribution costs achieved through the implementation of a number of new production and distribution initiatives across all of our publications. These savings were partially offset by additional costs incurred for retail partner fees and premiums (e.g., posters, CDs, etc.) used to stimulate newsstand and subscriber sales. As a result, cost of production for the Game Group as a percentage of revenue increased from 45.0% to 49.2% for the years ended December 31, 2003 and 2004, respectively.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses for the year ended December 31, 2004 were $110.9 million, compared to $99.0 million for the year ended December 31, 2004, a $11.9 million or 12.0% increase.
      Selling, general and administrative expenses related to the Consumer Tech Group increased $6.6 million, or 19.9%, from $33.2 million to $39.8 million. The increase was primarily due to incremental costs associated with Sync and ExtremeTech magazines and DigitalLife, and increased Internet promotion, content and sales costs due to higher sales volume, costs associated with PC Magazine branded events and non-cash employee stock option expense. These higher costs were partially offset by lower overhead costs as a result of the Company’s continued cost management efforts. As a result, selling, general and administrative expenses for the Consumer Tech Group as a percentage of revenue increased from 43.1% to 49.1% for the years ended December 31, 2003 and 2004, respectively.
      Selling, general and administrative expenses related to the Enterprise Group increased $4.0 million, or 9.4%, from $42.7 million to $46.7 million. The increase was primarily due to higher sales volumes for Custom Conference events, BBIS development costs, increased Internet promotion, content and sales costs due to higher sales volume and non-cash employees stock option expense. These higher costs were partially offset by lower overhead costs as a result of the Company’s continued cost management efforts. As a result, selling, general and administrative expenses for the Enterprise Group as a percentage of revenue decreased from 70.9% to 64.1% for the years ended December 31, 2003 and 2004, respectively.
      Selling, general and administrative expenses related to the Game Group increased $1.3 million, or 5.6%, from $23.1 million to $24.4 million. The increase was primarily due to incremental costs associated with 1up.com and non-cash employee stock option expense, partially offset by lower overhead costs as a result of the Company’s continued cost management efforts. As a result, selling, general and administrative expenses for the Game Group as a percentage of revenue increased from 40.6% to 48.2% for the years ended December 31, 2003 and 2004, respectively.
Depreciation and amortization
      Depreciation and amortization expenses were $21.4 million and $25.9 million for the years ended December 31, 2004 and 2003, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of December 31, 2004 as compared to December 31, 2003.
Restructuring charges, net
      During the fourth quarter 2004, we implemented a comprehensive cost reduction and restructuring program. The program included the closure of GMR, the reduction in frequency of Xbox Nation and canceling the Business 4Site show scheduled for November 2004. The program was also designed to reduce the Company’s workforce in order to decrease excess operating costs. As a result of the restructuring, we recorded a restructuring charge of $5.5 million as of December 31, 2004 which is comprised of $3.3 million in employee severance costs and $2.2 million in costs to exit certain activities.
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
Interest expense, net
      Interest expense was $91.8 million for the year ended December 31, 2004, compared to $19.1 million for the year ended December 31, 2003. Our weighted average debt outstanding was approximately $310.2 million and $306.8 million, and our weighted average interest rate was 9.07% and 8.81% for the years ended December 31, 2004 and 2003, respectively.
      Interest expense at December 31, 2004 included the following non-cash items: (1) $74.9 million related to the accrued dividends on the redeemable Preferred Stock (previously recorded in Accumulated deficit on the Condensed Consolidated Balance Sheet), (2) $1.5 million related to long-term real estate leases recorded in prior periods at their net present value, (3) $2.3 million of amortization of debt issuance costs and (4) $1.5 million of net interest expense related to the Compounding notes.

Income taxes
      The income tax provisions of $0.2 million for the years ended December 31, 2004 and 2003 represent effective rates of negative 0.4% and negative 13.4%, respectively. The negative effective rates result from foreign withholding taxes on our international licensing revenue as well as certain minimum state and local taxes, despite the consolidated entity having a pre-tax loss.
Net loss
      Net loss of $85.2 million for the year ended December 31, 2004, represents a decrease of $83.3 million compared to net loss of $1.9 million for the year ended December 31, 2003. The increased loss is primarily due to the adoption of SFAS 150, the result of which the Company, effective January 1, 2004, recorded the accrued dividends on the Redeemable Preferred Stock of $74.9 million as interest expense; restructuring charges of $5.5 million; and non-cash employee stock option expense of $1.1 million for the year ended December 31, 2004.
Results of Operations — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Revenue, net	$194,107	$209,037

Operating expenses:
Cost of production	60,622	75,835
Selling general and administrative expenses	98,973	125,171
Depreciation and amortization of property and equipment	10,793	18,851
Amortization of intangible assets	15,108	18,919
Restructuring charges, net	(6,238)	48,950
Write-down of intangible assets	—	79,241

Total operating expenses	179,258	366,967

Income (loss) from operations	14,849	(157,930)
Gain on sale of assets, net	2,609	634
Interest expense, net	(19,142)	(39,286)

Loss before income taxes	(1,684)	(196,582)
Income tax provision	225	258

Net loss	$(1,909)	$(196,840)

Revenue, net
      Revenue was $194.1 million for the year ended December 31, 2003, compared to $209.0 million in the comparable prior year period, a decrease of $14.9 million, or 7.1%. Excluding discontinued publications and a business sold in 2002 (Yahoo! Internet Life, Ziff Davis SMART BUSINESS, The Net Economy and eTESTING LABS, Inc.) revenue increased $3.9 million, or 2.1%.
      Revenue from the Consumer Tech Group was $77.0 million compared to $89.8 million in the comparable prior year period, a decrease of $12.8 million, or 14.3%. Excluding discontinued publications within the Consumer Tech Group (Yahoo! Internet Life, Ziff Davis SMART BUSINESS), revenue increased $0.3 million, or 0.4% from $76.6 million. The increase was primarily related to higher advertising revenue for the Company’s Internet operations. However, these gains were partially offset by lower advertising revenues for PC Magazine, related to a decrease in advertising pages and average revenue per page. Total paid advertising pages for the Consumer Tech Group decreased by 2.3% for the year ended December 31, 2003. Circulation revenue for the Consumer Tech Group decreased $1.1 million, or 6.8%, to $15.2 million, due to lower subscription and newsstand revenue.
      Revenue from the Enterprise Group was $60.2 million compared to $60.6 million in the comparable prior year period, a decrease of $0.4 million, or 0.7%. Excluding discontinued publications within the Enterprise Group (The Net Economy, eTESTING LABS, Inc.), revenue increased $5.3 million, or 9.7% from $54.9 million. The increase was primarily related to higher advertising revenue for Baseline and CIO Insight magazines and the Company’s Internet operations, increased Custom Conference Group event revenues for eWEEK, Baseline and CIO Insight and list rental revenue. Total advertising pages for the Enterprise Group increased 1.7% for the year ended December 31, 2003.
      Revenue from the Game Group was $56.9 million compared to $58.6 million in the comparable prior year period, a decrease of $1.7 million, or 2.9%. The decrease in revenue was largely due to a decrease in videogame advertising pages due to fewer new game releases and “hit” games during the year. This decrease was partially offset by an increase in the average revenue per page for our videogame publications and incremental revenue from 1up.com. Total paid advertising pages for the Game Group decreased by 14.1% for the year ended December 31, 2003. Circulation revenue for the Game Group decreased $0.6 million, or 2.5%, to $24.6 million, primarily due to decreased newsstand revenue for our videogame publications, partially offset by an increase in subscription revenue for these publications. Other revenue related to the Game Group increased $1.1 million or 174.3%, primarily due to increased revenue from GMR, list rental and insert revenue.
Cost of Production
      Cost of production was $60.6 million for the year ended December 31, 2003, compared to $75.8 million for the comparable prior year period, a $15.2 million or 20.1% decrease. Excluding discontinued publications and a business sold in 2002, cost of production decreased $7.8 million, or 11.4%.
      Cost of production related to the Consumer Tech Group decreased $8.8 million, or 29.7% from $29.6 million in 2002 to $20.8 million for the year ended December 31, 2003. Excluding discontinued publications within the Consumer Tech Group, cost of production decreased 8.4% from $22.7 million to $20.8 million. The decrease primarily related to manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of our publications, the impact of more favorable third-party supplier contracts, the decrease in the total number of advertising pages and reduced Internet infrastructure and operating costs resulting from our cost management initiatives. As a result, cost of production for continuing businesses in the Consumer Tech Group as a percentage of revenue decreased from 29.6% to 27.0% for the years ended December 31, 2002 and 2003 respectively.
      Cost of production related to the Enterprise Group decreased $4.1 million, or 22.4% from $18.3 million in 2002 to $14.2 million for the year ended December 31, 2003. Excluding discontinued publications within the Enterprise Group, cost of production decreased 20.7% from $17.9 million to $14.2 million. The decrease primarily related to manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of our publications, the impact of more favorable third-party supplier contracts, a re-design of eWEEK and reduced Internet infrastructure and operating costs resulting from our cost management initiatives, partially offset by the costs associated with the 1.7% increase in the number of advertising pages. As a result, cost of production for continuing businesses in the Enterprise Group as a percentage of revenue decreased from 32.6% to 23.6% for the years ended December 31, 2002 and 2003 respectively.
      Cost of production related to the Game Group decreased $2.2 million, or 7.9% from $27.9 million in 2002 to $25.7 million for the year ended December 31, 2003. There were no discontinued operations in 2002 for the Game Group. The decrease primarily related to manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of our publications, the impact of more favorable third-party supplier contracts and cost savings associated with the decrease in the total number of advertising pages. As a result, cost of production for the Game Group as a percentage of revenue decreased from 47.5% to 45.0% for the years ended December 31, 2002 and 2003 respectively.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses for the year ended December 31, 2003 were $99.0 million, compared to $125.2 million for the year ended December 31, 2002, a $26.2 million or 20.9% decrease. Excluding discontinued publications and a business sold in 2002, selling, general and administrative expenses decreased $4.0 million or 3.9%.
      Selling, general and administrative expenses related to the Consumer Tech Group decreased $16.5 million, or 33.2% from $49.7 million to $33.2 million for the year ended December 31, 2003. Excluding $12.8 million of expenses from discontinued publications within the Consumer Tech Group for the year ended December 31, 2002, selling, general and administrative expenses decreased $3.7 million or 10.0% from $36.9 million to $33.2 million. The decrease was primarily due to the workforce, facilities and other cost savings achieved as a result of cost management initiatives, our ability to reduce our bad debt expense from prior year levels and other year-end adjustments. The decrease was partially offset by incremental costs associated with our new business initiatives: Sync and the Event Marketing Group and increased Internet audience promotion costs. As a result, selling, general and administrative expenses for continuing businesses in the Consumer Tech Group as a percentage of revenue decreased from 48.2% to 43.1% for the years ended December 31, 2002 and 2003, respectively.
      Selling, general and administrative expenses related to the Enterprise Group decreased $9.9 million, or 18.8% from $52.6 million to $42.7 million for the year ended December 31, 2003. Excluding $9.3 million of expenses from discontinued publications within the Enterprise Group for the year ended December 31, 2002, selling, general and administrative expenses decreased $0.6 million or 1.4% from $43.3 million to $42.7 million. The decrease was primarily due to the workforce, facilities and other cost savings achieved as a result of cost management initiatives, our ability to reduce our bad debt expense from prior year levels and other year-end adjustments. The decrease was partially offset by increased Internet audience promotion costs and higher eWEEK, Baseline and CIO Insight event costs due to higher sales volume in these areas. As a result, selling, general and administrative expenses for continuing businesses in the Enterprise Group as a percentage of revenue decreased from 78.9% to 70.9% for the years ended December 31, 2002 and 2003, respectively.
      Selling, general and administrative expenses related to the Game Group increased $0.2 million, or 0.9% from $22.9 million to $23.1 million for the year ended December 31, 2003. There were no discontinued publications within the Game Group for the year ended December 31, 2002. The increase was due to incremental costs associated with our new business initiative, 1up.com and partially offset by facilities and other cost savings achieved as a result of cost management initiatives, our ability to reduce our bad debt expense from prior year levels and other year-end adjustments. As a result, selling, general and administrative expenses for the Game Group as a percentage of revenue increased from 39.0% to 40.6% for the years ended December 31, 2002 and 2003, respectively.
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
Interest expense, net
      Interest expense was $19.1 million for the year ended December 31, 2003, compared to $39.3 million for the year ended December 31, 2002. Our weighted average debt outstanding was approximately $306.8 million and $390.9 million, and our weighted average interest rate was 8.81% and 10.35% for the years ended December 31, 2003 and 2002, respectively.
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
Net loss
      Net loss of $1.9 million for the year ended December 31, 2003, represents an improvement of $194.9 million compared to net loss of $196.8 million for the year ended December 31, 2002. The improvement is primarily due to the absence in 2003 of a write-down of intangible assets, the impact of our cost reduction and financial restructuring program and the development and revenue growth of our business.

Liquidity and Capital Resources
      Total cash at December 31, 2004 was $32.6 million. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments from our equity sponsors to finance our operations.
      As of December 31, 2004, we were in compliance with all of our debt covenants. Total indebtedness at December 31, 2004 was $308.9 million and consisted of $165.9 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $122.5 million under the Compounding Notes and $12.3 million under the 12% Notes.
      Borrowings under the Senior Credit Facility bore interest rates ranging from 6.58% to 7.08% as of December 31, 2004. At December 31, 2004, approximately $1.0 million of borrowing capacity was available under the revolving portion of our Senior Credit Facility. Interest on the Senior Credit Facility is now payable quarterly in cash. Interest of $0.7 million on the 12% Notes is payable on January 15 and July 15 of each year. No cash payments of interest or principal are required on the Compounding Notes until February 2007.
      Our commitments under the amended Senior Credit Facility are subject to quarterly principal payments, which commenced September 30, 2004, with the final payment due on March 31, 2007. The aggregate principal payments under the Senior Credit Facility are approximately $24.0 million in 2005, $83.1 million in 2006 and a final payment of $67.0 million in 2007. We are required to make an “excess cash flow” payment, as defined in our Senior Credit Facility, on or before April 15, 2005. This represents a mandatory repayment of our loans under the Senior Credit Facility, which we estimate will be approximately $7.3 million. This amount, along with our scheduled principal payments of approximately $16.7 million in 2005, has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of December 31, 2004.
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
      Key terms of the financial restructuring were as follows: (1) we received an equity contribution of $80.0 million from Willis Stein in exchange for the issuance of Series D Preferred Stock with an aggregate liquidation preference of $80.0 million, as well as approximately 38.6 million warrants, each representing the right to purchase one share of our common stock at an exercise price of $0.001 per share; (2) accredited investors holding approximately 95.1% in aggregate principal amount of our 12% Notes tendered their notes and received an aggregate of approximately $21.2 million in cash and $90.3 million in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28.5 million in liquidation preference of Series E Preferred Stock and warrants for the purchase of approximately 5.2 million shares of our common stock in exchange for their 12% Notes; and (3) we amended and restated our Senior Credit Facility providing for, among other terms: (a) waiver of all existing defaults, (b) deferral of principal payments for eight quarters, (c) removal of the obligation to pay the default interest rate on the outstanding principal, and (d) mandatory use of a portion of “excess cash flows”, as defined, to repay amounts owed under the Senior Credit Facility.
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
Liquidity Position
      As a result of our financial restructuring and cost reduction program, we believe our cash on hand, coupled with future cash generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs for 2005. In addition, we believe that, based upon current levels of operations, we will be able to meet our debt service obligations for 2005 when due and will be able to comply with financial and other covenants contained in our Senior Credit Facility and Compounding Notes indenture during 2005. Significant assumptions and risks apply to this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. See “Business  — Certain Risk Factors”.
Sources and Uses of Cash — Years Ended December 31, 2004 and 2003
      Details for the changes in cash and cash equivalents during the years ended December 31, 2004 and 2003 are discussed below:
      Operating Activities. Cash provided/(used) by operating activities was $9.8 million for the year ended December 31, 2004, compared to $8.5 million for year ended December 31, 2003, an improvement of $1.3 million. This change was primarily attributable to improvements in working capital.
      Investing Activities. Cash provided/(used) by investing activities was $(9.0) million and $2.4 million for the years ended December 31, 2004 and 2003, respectively. In 2004, the Company made $5.8 million of capital expenditures and $3.1 million of acquisitions. For the year ended December 31, 2003, $2.5 million was spent on capital expenditures. This was offset by net proceeds from the sale of assets of $4.9 million. The $4.9 million of net proceeds in 2003 related to the sale of an international trademark to an unrelated third-party.
      Financing Activities. Cash provided/(used) by financing activities was $(15.5) million for the year ended December 31, 2004 compared to $(4.9) million for the year ended December 31, 2003. The 2004 outflow relates to $15.0 million of principal repayments made on the Senior Credit Facility and $0.5 million in debt issuance costs related to the amendment of our Senior Credit Facility. The 2003 outflow related to an unscheduled principal payment of $4.9 million of our Senior Credit Facility related to the proceeds from the sale of the international trademark.
Contractual Obligations and Commitments
      As of December 31, 2004, we had long-term debt and preferred stock obligations totaling $308.9 million and $814.5 million, respectively. The long-term debt obligations include amounts outstanding under the Senior Credit Facility, Compounding Notes and 12% Notes. Such obligations were incurred to obtain proceeds for general corporate purposes, finance acquisitions and refinance other debt obligations. Our obligations with respect to these debt instruments can be found in the agreements which govern them which were filed as Exhibits 4.3, 4.4, and 10.9 to our Registration Statement on Form S-4 dated October 9, 2002.
      The following table sets forth our contractual obligations at December 31, 2004, excluding future interest and dividends:

	Balance at December 31, 2004

		Less Than	One to	Three to	After
	Total	One Year	Three Years	Five Years	Five Years
(in thousands of dollars)
Long-term debt	$308,857	$23,991	$150,150	$134,716	$—
Preferred stock at redemption value	814,549	—	—	—	814,549
Non-cancelable operating lease obligations	156,330	9,556	27,095	19,819	99,860

	$1,279,736	$33,547	$177,245	$154,535	$914,409

      The caption Non-cancelable operating lease obligations in the above table includes our real estate operating lease obligations, net of existing subleases, at December 31, 2004. However, the lease obligation amounts have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of December 31, 2004.

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
Off-Balance-Sheet Arrangements
      At December 31, 2004, we did not have any relationships with variable interest (otherwise known as “special purpose”) entities that have been established for the purpose of facilitating off-balance-sheet debt.
      In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $0.8 million at December 31, 2004, and are not recorded on the Consolidated Balance Sheet as of December 31, 2004.
      We enter into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of our 2006 fiscal year. As of December 31, 2004, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. Based on this, we have not accrued any liabilities in relation to these incentive obligations as of December 31, 2004.
Cyclicality
      Revenue from print advertising accounted for approximately 51% of our total revenue for the year ended December 31, 2004. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition and operating results with respect to comparability to prior periods.
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
      Reserves for restructuring-related costs, including severance, magazine and facilities closures, are estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves. We recorded restructuring charges or (credits) related to our 2001, 2002 and 2004 cost reduction and restructuring programs of approximately $5.5 million, $(6.2) million and $50.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
Effect of Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company does not believe that adoption of SFAS 123R will have a material impact on its operating results or financial position.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets”, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its operating results or financial position.
      In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 31, 2003. We believe that under SFAS 150, we are defined as a nonpublic entity and have outstanding preferred stock that is considered mandatorily redeemable. Therefore, effective January 1, 2004, we recorded the accrued dividends on the mandatorily redeemable preferred stock as interest expense and classified the mandatorily redeemable preferred stock as a long-term liability on the balance sheet. The adoption of this statement increased our total liabilities by $814.5 million as of December 31, 2004, and increased our consolidated interest expense by approximately $74.9 million in 2004. This had no impact on our debt covenants or our ability to service our debt payments in 2004.

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
      Due to the Senior Credit Facility having a floating interest rate based on LIBOR, but our Compounding Notes and 12% Notes having fixed rates, only $134.7 million or 43.6% of our total debt is effectively set at a fixed rate of interest as of December 31, 2004. Accordingly a 1.00% fluctuation in market interest rates would cause a $1.7 million fluctuation in interest expense.
Inflation and Fluctuations in Paper Prices and Postage Costs
      We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. In 2001 and 2002, paper prices declined significantly and have remained essentially unchanged throughout 2004. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases.
      Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and most recently 9.9% in July 2002. Due to new legislation in 2003, the Postmaster General has announced that postage rates will not increase again until 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Ziff Davis Holdings Inc.
      In our opinion, the accompanying consolidated balance sheets and the related statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Ziff Davis Holdings Inc. and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective January 1, 2004.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York
March 21, 2005

ZIFF DAVIS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$32,592	$47,308
Accounts receivable, net	34,776	32,836
Inventories	575	321
Prepaid expenses and other current assets	6,661	7,010

Total current assets	74,604	87,475
Property and equipment, net	15,004	15,206
Intangible assets, net	207,141	220,544
Goodwill, net	39,903	38,139
Other assets, net	15,650	15,544

Total assets	$352,302	$376,908

Current liabilities:
Accounts payable	$20,280	$13,938
Accrued expenses and other current liabilities	25,804	31,706
Current portion of long-term debt	23,991	15,766
Unexpired subscriptions and deferred revenue, net	20,327	25,170

Total current liabilities	90,402	86,580
Long-term debt	284,866	293,265
Accrued interest — compounding notes	76,190	89,532
Accrued expenses — long-term	14,978	14,027
Mandatorily redeemable preferred stock	814,549	—
Other non-current liabilities	19,854	17,253

Total liabilities	1,300,839	500,657

Commitments and contingencies (Notes 17 and 18)
Mandatorily redeemable preferred stock	—	739,602

Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 and 2,312,928 issued and outstanding as of December 31, 2004 and 2003, respectively	17,329	17,343
Stock subscription loans	—	(14)
Additional paid-in capital	8,468	8,468
Accumulated deficit	(974,334)	(889,148)

Total stockholders’ deficit	(948,537)	(863,351)

Total liabilities and stockholders’ deficit	$352,302	$376,908

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Revenue, net	$204,477	$194,107	$209,037

Operating expenses:
Cost of production	59,743	60,622	75,835
Selling general and administrative expenses	110,939	98,973	125,171
Depreciation and amortization of property and equipment	6,202	10,793	18,851
Amortization of intangible assets	15,226	15,108	18,919
Restructuring charges (reductions), net	5,491	(6,238)	48,950
Write-down of intangible assets	—	—	79,241

Total operating expenses	197,601	179,258	366,967

Income (loss) from operations	6,876	14,849	(157,930)
Gain on sale of assets, net	—	2,609	634
Interest expense, net	(91,824)	(19,142)	(39,286)

Loss before income taxes	(84,948)	(1,684)	(196,582)
Income tax provision	238	225	258

Net loss	$(85,186)	$(1,909)	$(196,840)

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(85,186)	$(1,909)	$(196,840)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	21,428	25,901	37,770
Provision for doubtful accounts	(769)	557	1,331
Non-cash rent (income) expense	(389)	(1,617)	2,452
Non-cash interest expense on compounding notes, net	1,531	1,316	459
Amortization of debt issuance costs	2,236	2,158	2,473
Non-cash compensation	1,109	—	—
Gain on sale of assets	—	(2,609)	(634)
Non-cash restructuring charges	—	(6,238)	5,974
Accrued dividends on mandatorily redeemable preferred stock	74,947	—	—
Write-down of intangible assets	—	—	79,241
Changes in operating assets and liabilities:
Accounts receivable	(1,171)	(2,797)	12,354
Inventories	(254)	13	26
Accounts payable and accrued expenses	322	(3,328)	6,371
Unexpired subscriptions and deferred revenue, net	(4,843)	(4,697)	(1,327)
Prepaid expenses and other, net	840	1,785	2,348

Net cash provided (used) by operating activities	9,801	8,535	(48,002)

Cash flows from investing activities:
Capital expenditures	(5,849)	(2,518)	(2,567)
Net proceeds from sale of assets	13	4,929	1,554
Acquisitions and investments, net of cash acquired	(3,146)	—	—

Net cash provided (used) by investing activities	(8,982)	2,411	(1,013)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock	—	—	77,631
Net borrowings under senior credit facilities	—	—	21,000
Repayment of borrowings under senior credit facilities	(15,047)	(4,928)	(6,085)
Debt issuance costs	(488)	—	(1,039)
Payments to 12% Note holders in connection with restructuring	—	—	(21,158)

Net cash provided (used) by financing activities	(15,535)	(4,928)	70,349

Net increase (decrease) in cash and cash equivalents	(14,716)	6,018	21,334
Cash and cash equivalents at beginning of period	47,308	41,290	19,956

Cash and cash equivalents at end of period	$32,592	$47,308	$41,290

Cash paid during the period for:
Interest	$11,743	$14,444	$33,701
Income taxes	15	33	90
Supplemental non-cash financing activities in connection with financial restructuring:
Issuance of preferred stock	—	—	(35,895)
Issuance of compounding notes	—	—	(90,334)
Accrued interest — compounding notes	—	—	(104,986)
Conversion of 12% Notes	—	—	233,163
Write-off of debt issuance costs	—	—	(1,948)
The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands)

						Accumulated
	Common Stock		Stock	Additional		Other	Total
			Subscription	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Loans	Capital	Deficit	Loss	Deficit	Loss

Balance at December 31, 2001	74,985,785	$18,743	$(1,164)	$3,468	$(574,561)	$(1,800)	$(555,314)	$(417,224)

Reverse stock split	(72,486,259)	—	—	—	—	—	—
Cancellation of shareholder loans	(164,778)	(842)	592	250	—	—	—
Change in fair value of interest rate swap	—	—	—	—	—	454	454	$454
Return of preferred stock in settlement with former CEO	—	—	—	4,750	—	—	4,750
Dividends payable on preferred stock	—	—	—	—	(49,813)	—	(49,813)
Net loss	—	—	—	—	(196,840)	—	(196,840)	(196,840)

Balance at December 31, 2002	2,334,748	$17,901	$(572)	$8,468	$(821,214)	$(1,346)	$(796,763)	$(196,386)

Cancellation of shareholder loans	(21,820)	(558)	558	—	—	—	—
Change in fair value of interest rate swap	—	—	—	—		1,346	1,346	$1,346
Dividends payable on preferred stock	—	—	—	—	(66,025)	—	(66,025)
Net loss	—	—	—	—	(1,909)	—	(1,909)	(1,909)

Balance at December 31, 2003	2,312,928	$17,343	$(14)	$8,468	$(889,148)	$—	$(863,351)	$(563)

Cancellation of shareholder loans	(1,879)	(14)	14	—	—	—	—
Net loss	—	—	—	—	(85,186)	—	(85,186)	(85,186)

Balance at December 31, 2004	2,311,049	$17,329	$—	$8,468	$(974,334)	$—	$(948,537)	$(85,186)

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
      The Company is an integrated media company focused on the technology and videogame markets. The Company is an information services and marketing solutions provider of technology media including publications, websites, conferences, events, eSeminars, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc..
      The Company had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses (see Note 3). This acquisition was accounted for under the purchase method of accounting and was funded by: (1) issuing preferred and common stock for $353,700 in proceeds; (2) executing a $405,000 senior credit facility (“Senior Credit Facility”) of which $355,000 was borrowed at closing; and (3) issuing a bridge loan totaling $175,000 in proceeds. Fees and expenses, including debt issuance costs associated with the acquisition of ZDP, which totaled approximately $30,000, were paid with the equity and debt proceeds. On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”). The proceeds from the offering were used to repay the bridge loan and approximately $59,700 of the Senior Credit Facility. In addition, proceeds from the offering of the 12% Notes were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,800 of accrued interest.
      In connection with the acquisition of ZDP, the Company determined that ZDP’s wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives. As a result, the operations were sold on August 4, 2000 (see Note 3).
      During 2002, the Company restructured certain debt obligations in connection with its financial restructuring (see Note 12).

Operations
      The Company has historically reported and managed its business in conjunction with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandated certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in these debt agreements. Effective July 1, 2004, the Company amended the terms of its Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries (as defined in the Senior Credit Facility) and allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, effective July 1, 2004, the Company now reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION (continued)
      The Consumer Tech Group is principally comprised of three of the Company’s magazine publications, PC Magazine, Sync and ExtremeTech; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s new consumer electronics event, DigitalLife.
      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazine publications in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily those affiliated with the Company’s enterprise brands, including eweek.com, cioinsight.com and baselinemag.com, but also include over 20 weekly eNewsletters and the eSeminars area, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group, which creates and manages several hundred face-to-face events for marketing clients per year; Baseline Business Information Services, a research and marketing tools unit launched in 2003; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
      The Game Group is focused on the videogame market and is now principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and 1up.com, the online destination for gaming enthusiasts, which was launched in October 2003. The Game Group discontinued GMR and reduced the frequency of Xbox Nation during the fourth quarter of 2004 (see Note 9). The results of these publications are included in the financial statements.
      For additional information on the Company’s operating segments, see Note 21.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
      The financial statements of the Company as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
      The Company’s advertisers primarily include customers who represent a variety of technology companies in the United States and some overseas countries. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers. No one customer accounted for more than 10% of total revenue or total accounts receivable for the years ended December 31, 2004, 2003 and 2002.

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

Capitalized software
      In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred for the development of internal use software. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. These costs are included in property, plant and equipment in the accompanying Consolidated Balance Sheet. Costs incurred in connection with business process re-engineering are expensed as incurred. The Company capitalized approximately $3,300, $1,700 and $1,400 of internal use software costs, principally in connection with its Internet properties, during the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $3,500 and $2,100 of unamortized software costs remained at December 31, 2004 and 2003, respectively. As part of the Company’s cost reduction and restructuring program further described in Note 9, a write-off of $1,238 of capitalized software was recorded in the year ended December 31, 2002.

Intangible assets
      Intangible assets consist principally of advertising lists, subscriber lists, trademarks and trade names and goodwill. Amortization of the definite-lived assets is computed on a straight-line basis over estimated useful lives, ranging from 2 to 20 years.
      Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. The Company reviews the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and also performs such tests if any event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company compares the estimated fair values of reporting units with their respective net book values. Fair value is generally determined based on estimated future cash flows of the related assets. If the fair value of a reporting unit equals or exceeds its carrying amount, the goodwill and indefinite-lived intangible assets of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill and indefinite-lived intangible assets impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company did not recognize any impairment of its indefinite-lived intangible assets for the years ended December 31, 2004 and 2003, however, the Company did recognize a goodwill impairment charge of $25,025 and an impairment of its indefinite-lived intangible assets of $16,934 for the year ended December 31, 2002. See Notes 7 and 9 for further information about intangible assets and related impairment charges.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets
      The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses for assets to be held and used are recognized in operating results in the event that the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset. If undiscounted expected future cash flows are not sufficient to support the recorded value of the assets, an impairment loss is recognized for the difference between fair value and the carrying value to reduce the intangible assets to their estimated recoverable value. Fair value is determined using quoted market prices in an active market (if available). If quoted market prices are not available, management estimates the fair market value using the best information available including prices for similar assets and the results of established valuation techniques. The Company wrote-off fixed assets, including capitalized software described above, and intangible assets and goodwill during the year ended December 31, 2002 as part of its cost reduction and restructuring program (see Notes 6, 7 and 9).

Debt issuance costs
      The cost to issue debt is recorded in other assets and amortized to interest expense over the term of the related debt using the effective interest rate method. At December 31, 2004 and 2003, the Consolidated Balance Sheet included $10,964 and $12,712 in net debt issuance costs, respectively, within Other assets, net. The Company wrote off approximately $1,948 of debt issuance costs for the year ended December 31, 2002 in connection with its financial restructuring and amortized $1,748, $2,158 and $2,473 for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenue, net
      Advertising revenue for the Company’s magazine publications, less agency commissions and sales incentives, is recognized as income in the month that the related publications are sent to subscribers or become available for sale at newsstands. Circulation revenue consists of both subscription and single copy newsstand sales. Subscription revenue (which is net of agency fees), less estimated cancellations, is deferred when paid and then recognized as income in the month that the related publications are sent to subscribers. Newsstand sales, less estimated returns and certain sales incentives, are recognized in the month that the related publications are sold at newsstands. The Company also derives revenue from Internet advertising, royalty agreements, list rentals, custom conferences and other sources. These other revenues are recognized over the terms of related agreements or when services are provided.

Operating costs and expenses
      Cost of production includes the direct costs of producing magazines, which are primarily paper, manufacturing, distribution and fulfillment expenses. It also includes the direct costs of the Company’s Internet operations, such as telecommunication and hosting fees.
      Selling, general and administrative costs include compensation, editorial, product development, advertising and subscriber acquisition costs, sales and marketing and other general and administrative costs. Editorial and product development costs, including pre-publication expenses, are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products. Advertising costs are expensed as incurred.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation
      SFAS No. 123, “Accounting for Stock-based Compensation,” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employers” and related interpretations in accounting for the 2001 Stock Option Plan. The Company has applied SFAS No. 123 for the Amended and Restated 2002 Employee Stock Option Plan (the “2002 Stock Option Plan”) (see Note 16).

Comprehensive loss
      Comprehensive loss, which is reported on the accompanying Consolidated Statement of Changes in Stockholders’ Deficit as a component of Accumulated other comprehensive loss, consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under generally accepted accounting principles, are excluded from net income (loss). The only such change was the change in certain derivative financial instruments as detailed in the Consolidated Statement of Changes in Stockholders’ Deficit.

Income taxes
      Income taxes are based upon income for financial reporting purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain (see Note 10).

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

Fair value of financial investments
      The Company’s financial instruments recorded on the Consolidated Balance Sheet include cash and cash equivalents, accounts receivable, accounts payable, preferred stock, interest rate swap agreements and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Fair value of long-term bank debt is based on rates available to the Company for debt with similar terms and maturities. Fair value of public debt is based on quoted market prices, where available, or quoted market prices of comparable instruments. Fair value of preferred stock is based on the present value of expected future cash flows, discounted at a risk-adjusted required rate of return (see Note 23).

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
      Reserves for restructuring related costs including severance, magazine and facilities closures are estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from its estimates, the Company may need to increase or decrease its reserves. The Company recorded restructuring charges or (credits) related to its 2001, 2002 and 2004 cost reduction and restructuring programs of $5,491, $(6,238) and $49,950 for the years ended December 31, 2004, 2003 and 2002, respectively.
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

Recent accounting pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets”, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its operating results or financial position.
      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB has directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 31, 2003. The Company believes that under SFAS 150 it is defined as a nonpublic entity and has outstanding preferred stock that is considered mandatorily redeemable. Effective January 1, 2004, the Company recorded the accrued dividends on the mandatorily redeemable preferred stock as interest expense and classified the mandatorily redeemable preferred stock as a long term liability on the Consolidated Balance Sheet. The adoption of this statement increased the Company’s total liabilities by $814,549 as of December 31, 2004 and increased the Company’s consolidated interest expense by $74,947 in 2004. This had no impact on the Company’s debt covenants or its ability to service its debt payments in 2004.

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

eTESTING LABS Inc. Sale
      On July 15, 2002, the Company sold its subsidiary, eTESTING LABS Inc. to Lionbridge Technologies, Inc. (“Lionbridge”) for approximately $2,250. The Company further agreed to license its proprietary benchmark software to Lionbridge for its commercial testing purposes and also entered into a two-year agreement with them for reciprocal software development, testing and marketing services. The Company

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)
realized a gain on sale of approximately $65 and $634 for the years ended December 31, 2003 and 2002, respectively.

Acquisition of ZDP
      The acquisition of ZDP was accounted for using the purchase method of accounting. The assets and liabilities of ZDP acquired by the Company on April  5, 2000, have been recorded at estimated fair value as of the acquisition date with the excess of purchase price over net assets acquired being allocated to intangible assets, including goodwill (see Note 7).

Sale of International Operations
      In connection with the acquisition of ZDP in April 2000, the Company determined that ZDP’s wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives and initiated a plan to sell these operations. As a result, the operations were sold on August 4, 2000. The net proceeds from this sale were $38,767. The remaining net assets and liabilities related to these operations have been recorded in the Consolidated Balance Sheet as Other non-current liabilities. As of December 31, 2004, the balance was $5,072 and represents contingent tax liabilities for the Company’s former European operations.

Other Acquisitions
      In October 2004, the Company acquired Connexus Media Inc. (“CMI”), a business-to-business online publishing company based in Topsfield, Massachusetts. Under the terms of the agreement, the Company acquired CMI’s portfolio of 25 prominent business-to-business, vertical and technology-specific websites, 10 weekly eNewsletters, 25 list rental databases and other ancillary paid content programs. CMI resides in the Enterprise Group segment for reporting purposes.
      In December 2004, the Company acquired DeviceForge LLC (“DeviceForge”), a vertical online business-to-business publishing company for the application developers, business executives and technologists. DeviceForge resides in the Enterprise Group segment for reporting purposes.
      The purchase price of these acquisitions was $3,146 of which $1,356 was allocated to intangible assets, $1,764 was allocated to goodwill and the remainder was allocated to tangible assets. These acquisitions are accounted for in the Enterprise Group. There would not be a material impact to the financial statements had these acquisitions occurred at the beginning of any year presented.
NOTE 4 — ACCOUNTS RECEIVABLE, NET
      Trade accounts receivable are recorded at the invoiced amount and do not reflect interest although the Company may have the right to demand interest for certain delinquent accounts. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the allowance for doubtful accounts on a monthly basis and assigns an estimate reserve to the balances. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 4 — ACCOUNTS RECEIVABLE, NET (continued)
      Gross accounts receivable consists of the following at December 31, 2004 and 2003:

	2004	2003

Trade	$22,497	$21,688
Circulation	39,956	27,631
Other	6,109	4,607

Total	$68,562	$53,926
      Following are the changes in allowance for doubtful accounts, returns and cancellations during the years ended December 31, 2004 and 2003:

			Write-offs
	Balance at	Net	net of	Balance at
	beginning of year	additions	recoveries	end of year

December 31, 2004	$21,090	$15,922	$(3,226)	$33,786
December 31, 2003	24,926	160	(3,996)	21,090
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
      Prepaid expenses and other current assets consist of the following:

	December 31,

	2004	2003

Deferred expenses and deposits	$6,178	$6,358
Production expenses	54	223
Other	429	429

	$6,661	$7,010

      Deferred expenses and deposits primarily represent prepaid postage and other deferred expenses related to future issues of our publications or future conferences and events. Production expenses represent prepaid manufacturing and distribution expenses related to future issues of our publications.
NOTE 6 — PROPERTY AND EQUIPMENT, NET
      Property and equipment, net consist of the following:

	December 31,

	2004	2003

Computers and equipment	$26,778	$24,798
Capitalized computer software	21,068	17,803
Leasehold improvements	19,491	18,992
Furniture and fixtures	6,512	6,295

	73,849	67,888
Accumulated depreciation and amortization	(58,845)	(52,682)

	$15,004	$15,206

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 6 — PROPERTY AND EQUIPMENT, NET (continued)
      In connection with the facilities consolidation aspect of the 2002 cost reduction and restructuring program, the Company wrote-off fixed assets with a net book value of $5,974 consisting of capitalized computer software ($1,238), leasehold improvements ($4,443) and furniture and fixtures ($293) during the year ended December 31, 2002 (see Note 9).
NOTE 7 — INTANGIBLE ASSETS, NET
      The purchase price of acquisitions is allocated to tangible and identifiable intangible assets with the remaining amount being allocated to goodwill. Advertising lists and subscriber lists were recorded at estimated fair value as determined by an income approach. Trademarks/trade names were recorded at estimated fair value using a relief from royalty approach.
      Definite-lived intangible assets are being amortized using the straight-line method over estimated useful lives, ranging from 2 to 20 years. In determining the estimated useful lives, the Company considered its competitive position in the markets in which it operates, the historical attrition rates of advertisers and subscribers, legal and contractual obligations, and other factors.
      Recoverability of goodwill and intangible assets is assessed both on an annual basis or on an interim basis if events or circumstances change that would likely reduce the fair value of related assets below their carrying values. During 2004 and 2003, the Company recorded no impairment of its intangible assets. During 2002, the Company recorded impairments of $79,241 related primarily to trademarks/trade names, advertiser lists and goodwill related to the closures of Ziff Davis SMART BUSINESS and Yahoo! Internet Life and the impairment of certain other intangible assets.
      In September 2003, the Company sold an international trademark to an unrelated third party which had a gross book value of $2,669 and accumulated amortization of $284.
      As of December 31, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2004			As of December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$184,178	$(60,146)	$124,032	$183,729	$(46,318)	$137,411
Trademark/trade names	14,300	(4,104)	10,196	14,300	(2,707)	11,593
Subscriber lists and other	12,973	(11,600)	1,373	11,600	(11,600)	—

Total amortized intangible assets	211,451	(75,850)	135,601	209,629	(60,625)	149,004

Unamortized intangible assets:
Trademark/trade names	78,443	(6,903)	71,540	78,443	(6,903)	71,540
Goodwill	47,170	(7,267)	39,903	45,406	(7,267)	38,139

Total unamortized intangible assets	125,613	(14,170)	111,443	123,849	(14,170)	109,679

Total intangible assets	$337,064	$(90,020)	$247,044	$333,478	$(74,795)	$258,683

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 7 — INTANGIBLE ASSETS, NET (continued)
      During the year ended December 31, 2003 a reversal of unused purchase accounting reserves resulted in a $201 net book value reduction of goodwill.
      During the fourth quarter of 2004, the Company made two acquisitions for $3,146 in which $1,764 was recorded to goodwill (see Note 3). Also, pursuant to the closing of GMR, the Company acquired the subscriber list from Electronics Boutique which is included in Intangible assets as of December 31, 2004.
      The majority of goodwill relates to the Consumer Tech Group.
      Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the next 5 years ending December 31, are as follows:

2005	$15,544
2006	15,544
2007	15,544
2008	15,338
2009	15,226
NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
      Accrued expenses and other current liabilities consist of the following:

	December 31,

	2004	2003

Accrued operating and production costs	$11,606	$10,116
Accrued restructuring costs — short-term	7,977	9,365
Accrued interest	1,329	1,040
Payroll and related employee benefits	3,037	8,731
Other taxes payable	845	942
Other	1,010	1,512

Accrued expenses and other current liabilities	$25,804	$31,706

NOTE 9 — COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENTAND RELATED CHARGES
      During the fourth quarter 2004, the Company implemented a comprehensive cost reduction and restructuring program. This program included the closure of GMR, the reduction in frequency of Xbox Nation and canceling the Business 4Site show scheduled for November 2004. The program was also designed to reduce the Company’s workforce in order to decrease excess operating costs. This charge is reported in the Consolidated Statement of Operations for 2004 and is comprised of the following:

Year Ended
December 31,
2004

Employee severance costs(b)	$3,320
Costs to exit certain activities(c)	2,171

$5,491

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 9 — COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENTAND RELATED                     CHARGES (continued)
      During 2002 and 2001, the Company implemented a cost reduction and restructuring program. This program included the 2002 sale of The Net Economy and eTESTING LABS, Inc. and the closure of Ziff Davis SMART BUSINESS and Yahoo! Internet Life. The program was designed to eliminate unprofitable operations, consolidate facilities and reduce the Company’s workforce in order to decrease excess operating costs. As a result of this restructuring, the Company incurred a total pre-tax charge of $128,191 for the year ended December 31, 2002. This charge is reported in the Consolidated Statement of Operations for 2002 as a $79,241 write-down of intangible assets and a $48,950 net restructuring charge and is comprised of the following:

Year Ended
December 31,
2002

Intangible asset impairment costs(a)	$79,241
Fixed asset impairment costs(a)	5,974
Employee severance costs(b)	8,137
Costs to exit certain activities(c)	34,839

$128,191

(a)	Intangible asset impairment and fixed asset impairment costs are non-cash write-offs of fixed assets and intangible assets, primarily subscriber lists, tradenames, goodwill, capitalized software and leasehold improvements associated with discontinued publications and other businesses. These impairments are included in Writedown of intangible assets in the Consolidated Statements of Operations.

(b)	Employee severance costs relate to severance benefits and other related costs that are calculated pursuant to the Company’s employee severance plan or individual employee contracts, as applicable.

(c)	Costs to exit certain activities relate to the termination of contracts, closure or consolidation of offices and other related costs associated with the closure of publications and other businesses.
      The accrued restructuring costs balance of $22,955 at December 31, 2004 is included on the Consolidated Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses — long-term. Of the total accrued, $7,977 is short-term and $14,978 is long-term. The remaining accrued balance primarily relates to future real estate lease costs. During the year ended December 31, 2004, the Company made $9,334 of payments primarily related to real estate leases for vacant space. The Company anticipates making approximately $8,000 in cash payments related to this accrual in 2005, with the remainder being paid through 2019 due to the long-term nature of related real estate lease agreements. During the year ended December 31, 2003, the Company also recorded an adjustment of $6,238 to Restructuring charges, net in the Consolidated Statements of Operations relating to the reversal of a portion of the prior years’ accruals. This adjustment primarily related to real estate lease costs and reflected the Company’s recent sublet of excess space in its New York headquarters for an amount higher than originally estimated.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 9 — COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENTAND RELATED                     CHARGES (continued)
      The following tables summarize the activity with respect to the accrued restructuring charge balances from January 1, 2002 through December 31, 2004:

		Activity for the Year Ended December 31, 2002

				Applied
	Balance			Against	Balance
	December 31,	Expenses/		Related	December 31,
	2001	Adjustments	Payments	Assets	2002

Employee severance costs	$5,826	$8,137	$(10,047)	$—	$3,916
Write-down of intangible assets	—	79,241	—	(79,241)	—
Facility consolidation and other costs	11,794	40,813	(12,336)	(5,974)	34,297

Total	$17,620	$128,191	$(22,383)	$(85,215)	$38,213

		Activity for the Year Ended December 31, 2003

	Balance			Accretion	Balance
	December 31,	Expenses/		of	December 31,
	2002	Adjustments	Payments	Liability	2003

Employee severance costs	$3,916	$(485)	$(1,457)	$—	$1,974
Facility consolidation and other costs	34,297	(3,815)	(10,941)	1,877	21,418

Total	$38,213	$(4,300)	$(12,398)	$1,877	$23,392

		Activity for the Year Ended December 31, 2004

	Balance			Accretion	Balance
	December 31,	Expenses/		of	December 31,
	2003	Adjustments	Payments	Liability	2004

Employee severance costs	$1,974	$3,320	$(1,374)	$—	$3,920
Facility consolidation and other costs	21,418	2,171	(7,960)	3,406	19,035

Total	$23,392	$5,491	$(9,334)	$3,406	$22,955

NOTE 10	— INCOME TAXES
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

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 10 —	INCOME TAXES (continued)
      Components of the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

U.S. federal income taxes:
Current	$—	$—	$—
Deferred	—	—	—
State and local taxes:
Current	30	30	61
Deferred	—	—	—
Foreign income taxes:	—	—
Current	208	195	197

Total provision	$238	$225	$258

      A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on loss before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	—	(1.1)	(0.1)
Permanent differences	(31.5)	(8.9)	(0.2)
Valuation allowance	(3.6)	(26.8)	(34.8)
Foreign operations	(0.3)	(11.6)	(0.1)
Other	—	—	0.1

Effective tax rate	(0.4)%	(13.4)%	(0.1)%

      The increase in permanent differences in 2004 relates to the preferred stock accretion that, as of January 1, 2004, is now recorded as interest expense in accordance with SFAS 150.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 10 —	INCOME TAXES (continued)
      Following is a summary of the components of the deferred tax accounts at December 31, 2004 and 2003:

	December 31,

	2004	2003

Current deferred tax assets and (liabilities):
Allowance for doubtful accounts	$1,124	$909
Prepaid expenses	(108)	(191)
Other	—	—

Current deferred net tax assets, net	1,016	718

Non-current deferred tax assets and (liabilities):
Basis difference in intangible assets	97,195	110,993
Basis difference in property and equipment	(3,849)	1,477
Start-up costs capitalized	1,357	3,149
Deferred rent	3,073	2,560
Other	584	124
Net operating loss and other carryforwards	169,790	153,894

Non-current deferred tax assets, net	268,150	272,197

Gross deferred tax assets	269,166	272,915
Valuation allowance	(269,166)	(272,915)

Net deferred tax assets	$—	$—

      The Company’s total deferred tax assets were $273,124 and $273,106 at December 31, 2004 and 2003, respectively. Total deferred tax liabilities were $3,958 and $191 at December 31, 2004 and 2003, respectively. Furthermore, in order to properly reflect the Company’s deferred tax assets, each year reflects the inclusion of the state deferred tax asset computed at an effective state income tax rate of 11.5%.
      The Company’s provision for foreign taxes relates to withholding taxes paid on royalty income remitted from foreign intangible asset licensees.
      At December 31, 2004, the Company had aggregate net operating loss carryforwards for Federal and state income tax purposes of approximately $386,646 which will be available to reduce future taxable income. The net operating loss carryforwards will expire between March 31, 2021 and December 31, 2024 for Federal income tax purposes and between March 31, 2006 and December 31, 2024 for state income tax purposes.
NOTE 11 — DEBT

General
      As of December 31, 2004, total indebtedness was $308,857 and consisted of $165,941 of outstanding principal under the term loan portion of the Senior Credit Facility, $8,200 of outstanding principal under the revolving credit portion of the Senior Credit Facility, $12,280 of 12% Notes and $122,436 of senior subordinated compounding notes due 2009 (the “Compounding Notes”). In August 2002, the Company restructured its debt agreements (see Note 12); in July 2004, the Company amended its Senior Credit Facility; and at December 31, 2004, the Company was in compliance with all of the restrictive and information covenants related to these debt agreements.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 11 — DEBT (continued)

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
      At December 31, 2004, approximately $1,000 of borrowing capacity was available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 6.58% to 7.08%. The Company made scheduled principal repayments on September 30, 2004 and December 31, 2004 totaling $8,648. The Company was also required to make an annual “excess cash flow” payment, as defined in its Senior Credit Facility, of $6,400 on April 14, 2004. This represented a mandatory repayment of its term loans under the Senior Credit Facility.
      The Company is required to make another “excess cash flow” payment, as defined in its Senior Credit Facility, on or before April 15, 2005, which the Company estimates will be approximately $7,280. This amount, along with the Company’s scheduled principal payments of $16,711 in 2005, has been classified as Current portion of long-term debt on the Consolidated Balance Sheet as of December 31, 2004.
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

Compounding Notes
      As described in Note 12, the Company issued $90,334 of the Compounding Notes in August 2002 in connection with a financial restructuring. The Compounding Notes accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest after August 12, 2006, interest shall be payable in cash at a rate of 12.0% per annum. During the years ended December 31, 2004 and 2003, the Company compounded interest in the amount of $14,874 and $12,728, respectively. This compounding interest, net of the repayments of the Senior Credit Facility mentioned above, accounts for the change in Long-term debt on the Consolidated Balance Sheet between December 31, 2003 and 2004.
      The issuance of the Compounding Notes are being accounted for in accordance with the provisions of SFAS No. 15. Accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new debt agreements as compared to the previous debt agreements. This balance is included within long-term liabilities in the Company’s Consolidated Balance Sheet as Accrued interest — compounding notes in the amount of $76,190 and $89,532 at December 31, 2004 and 2003, respectively. It is being amortized as a reduction of

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 11 — DEBT (continued)
interest expense over the remaining term of the Compounding Notes. During the years ended December 31, 2004 and 2003, the Company amortized $13,341 and $11,416, respectively, against interest expense.

12% Notes
      On July 18, 2000, the Company issued $250,000 of the 12% Notes. Interest is paid semi-annually and the outstanding principal, which was reduced to $12,280 as part of the financial restructuring (See Note 12), is payable on July 15, 2010. The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries currently guarantee or will guarantee the 12% Notes.

Maturities
      Borrowings under the revolving portion of the Senior Credit Facility are due September 30, 2006 and may be repaid and reborrowed prior to maturity. Borrowings under the term loan portion of the Senior Credit Facility are payable in varying quarterly installments beginning September 2004 through March 2007.
      The scheduled annual maturities of the Senior Credit Facility, 12% Notes and Compounding Notes at December 31, 2004 are as follows:

2005	$23,991
2006	83,124
2007	67,026
2008	—
2009	122,436
Thereafter	12,280

$308,857

NOTE 12 —	FINANCIAL RESTRUCTURING
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
      Key terms of the financial restructuring were as follows:

•	The Company received an equity contribution of $80,000 from Willis Stein in exchange for the issuance of a new series D redeemable preferred stock (the “Series D Preferred Stock”) with an aggregate liquidation preference of approximately $80,000 as well as approximately 38.6 million warrants, each representing the right to purchase one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share. The contribution was comprised of $10,100 of cash received during the quarter ended June 30, 2002, approximately $62,531 of cash received in August 2002, and approximately $7,369 in liquidation preference of Series D Preferred Stock issued by Ziff Davis Holdings in lieu of a cash payment which otherwise would have been owed to Willis Stein by Ziff Davis Media with respect to the 12% Notes held by Willis Stein.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 12 —	FINANCIAL RESTRUCTURING (continued)

•	Accredited investors representing approximately 95.1% in aggregate principal amount of the Company’s 12% Notes who tendered their notes received an aggregate of approximately $21,158 in cash and $90,334 in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28,526 in liquidation preference of a new series of preferred stock (“Series E Preferred Stock”) and warrants for the purchase of approximately 5.2 million shares of common stock of Ziff Davis Holdings in exchange for their 12% Notes.

•	The Compounding Notes accrue interest in semi-annual periods, commencing on February 15 and August 15 of each year, with the first period starting on February 15, 2003. For the first four years, interest accrues at rates ranging from 12% to 14% and may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest accruing after August 12, 2006, interest shall be payable in cash at a rate of 12% per annum.

•	The Series E Preferred Stock accrues dividends at a rate of 10% per annum and is subject to mandatory redemption on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by the Company’s Board of Directors. In addition, so long as any Series D Preferred Stock remains outstanding, and without the prior written consent of Willis Stein, together with the holder or holders of a majority of the outstanding shares of Series D Preferred Stock, Ziff Davis Holdings will not be permitted directly or indirectly to pay or declare any cash dividend or make any distribution to the holders of Series E Preferred Stock (see Note 13), and the Senior Credit Facility and the indenture governing the Compounding Notes each restricts the payment of dividends to holders of capital stock of Ziff Davis Holdings.

•	Interest due to holders of the $12,280 principal amount of the 12% Notes not tendered previously due on July 15, 2002, was funded on August 14, 2002.

•	The Company amended and restated its Senior Credit Facility providing for, among other terms: (1) waiver of all existing defaults; (2) deferral of principal payments for eight quarters; (3) removal of the obligation to pay the default interest rate on the outstanding principal; and (4) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.
      The financial restructuring was accounted for in accordance with the troubled debt restructuring provisions of SFAS 15. Accordingly, no gain was recognized on the exchange, but rather the value of the Compounding Notes increased by an amount representing accrued interest (see Note 11).
      As a result of the financial restructuring and cost reduction program, the Company believes its cash on hand, coupled with future cash generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for 2005. The Company believes that, based upon current levels of operations it will be able to meet its debt service obligations for 2005 when due. The Company also believes that its Senior Credit Facility and Compounding Notes indenture contain achievable restrictive and information covenants which it will be able to meet in 2005. Significant assumptions and risks apply to this belief, including, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. (See “Business — Certain Risk Factors”).

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 13 —	CAPITAL STRUCTURE
      The Company is authorized to issue 100,680,000 shares of capital stock and the Company’s balances at December 31, 2004 consist of:

Redeemable Preferred Stock
      Series A Redeemable Preferred Stock — The Company is authorized to issue 400,000 shares of series A redeemable preferred stock, $0.01 par value per share, (the “Series A Preferred Stock”). At December 31, 2004 and 2003 there were approximately 329,128 shares issued and outstanding. Prior to March 6, 2002, dividends on the Series A Preferred Stock accrued at a rate of 12% per annum. Commencing on March 6, 2002, dividends on the Series A Preferred Stock have accrued at a rate of 6.5% per annum. Each share of Series A Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series A Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series A Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
      Series B Redeemable Preferred Stock — The Company is authorized to issue 142,500 shares of series B redeemable preferred stock, $0.01 par value per share, (the “Series B Preferred Stock”). At December 31, 2004 and 2003 there were approximately 98,286 shares issued and outstanding. Prior to March 6, 2002, dividends on the Series B Preferred Stock accrued at a rate of 12.632% per annum. Commencing on March 6, 2002, dividends on the Series B Preferred Stock have accrued at a rate of 10.85% per annum. Each share of Series B Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series B Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series B Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
      Series C Convertible Preferred Stock — The Company is authorized to issue 7,500 shares of series C convertible preferred stock, $0.01 par value per share, (the “Series C Preferred Stock”). At December 31, 2004 and 2003 there were approximately 5,173 shares issued and outstanding. The Series C Preferred Stock shall not be entitled to receive any regularly scheduled dividend, however, holders would be entitled to dividends in the amount which would have been paid with respect to the common stock issuable upon conversion of the Series C Preferred Stock, in the event cash dividends be paid upon the Company’s common stock. Each share of Series C Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by the conversion price of the Series C Preferred Stock (which currently is $0.60 but which may be adjusted from time to time to account for stock splits, subdivisions and other similar events). The Series C Preferred Stock is convertible by the holders thereof at any time into shares of common stock. The number of shares of common stock obtained per share of Series C Preferred

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 13 —	CAPITAL STRUCTURE (continued)
Stock will be determined by dividing $1,000, plus all accrued and unpaid dividends, by the conversion price, which currently is $0.60, but which may be adjusted from time to time to account for stock splits, subdivisions and other similar events. The Series C Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series C Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series C Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series C Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series C Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
      Series D Redeemable Preferred Stock — The Company is authorized to issue 100,000 shares of Series D Preferred Stock. At December 31, 2004 and 2003 there were approximately 80,207 shares issued and outstanding. Dividends on the Series D Preferred Stock accrue at a rate of 22.0% per annum. Each share of Series D Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series D Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company at a price per share of Series D Preferred Stock equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series D Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series D Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
      Series E Redeemable Preferred Stock — The Company is authorized to issue 30,000 shares of Series E Preferred Stock. At December 31, 2004 and 2003 there were approximately 28,526 shares issued and outstanding, respectively. Dividends on the Series E Preferred Stock accrue at a rate of 10% per annum. Such dividends will be payable in cash only if declared for payment by the Company’s Board of Directors. Each share of Series E Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends thereon, divided by $7.50. The Series E Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends thereon and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company at a price per Series E Preferred Share equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series E Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series E Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of series E preferred stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series E Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 13 —	CAPITAL STRUCTURE (continued)
      The following table presents cumulative activity for each of the preferred stock accounts:

	Preferred Stock Series

	A	B	C	D	E	Loans	Total

Balance at December 31, 2001	$414,568	$100,151	$4,973	$—	$—	$(3,705)	$515,987
Issued	—	13,395	705	—	—	—	14,100
Issued in connection with financial restructuring	—	—	—	69,901	28,526	—	98,427
Converted	—	(9,799)	(505)	10,304	—	—	—
Dividends payable	29,183	12,570	—	6,948	1,112	—	49,813
Return of former CEO shares	(8,455)	—	—	—	—	3,705	(4,750)

Balance at December 31, 2002	$435,296	$116,317	$5,173	$87,153	$29,638	$—	$673,577
Dividends payable	28,992	13,143	—	20,813	3,077	—	66,025

Balance at December 31, 2003	$464,288	$129,460	$5,173	$107,966	$32,715	—	$739,602
Dividends payable	31,009	14,670	—	25,862	3,406	—	74,947

Balance at December 31, 2004	$495,297	$144,130	$5,173	$133,828	$36,121	$—	$814,549

Common Stock
      Ziff Davis Holdings is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share, of which 2,311,049 and 2,312,928 shares were issued and outstanding at December 31, 2004 and 2003, respectively. In connection with the consummation of the financial restructuring in August 2002 (see Note 12), Ziff Davis Holdings completed a reverse stock split of its common stock, pursuant to which Ziff Davis Holdings exchanged one new share for every 30 shares of its then outstanding common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

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

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 13 —	CAPITAL STRUCTURE (continued)
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

NOTE 14 —	CONTRACTS WITH ZDI
      The Company provided distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid the Company its costs in relation to the performance of these services, plus an additional $5,000 annually in fees. On January 19, 2001, the Company agreed with ZDI to terminate the services agreement and enter into a new two-year agreement with CNET effective March 1, 2001. The new two-year agreement contained substantially similar terms, except that CNET was not required to pay the Company any annual fee and was only required to reimburse the Company for out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. On March 1, 2001, CNET paid the Company a $2,000 non-refundable fee in connection with the termination of the original Computer Shopper services agreement. The Company recognized the termination fee pro rata over the initial contract term. The Company and CNET entered into a new agreement as of March 1, 2003, which was terminated effective March 2005, pursuant to which the Company was entitled to be paid a fixed monthly fee plus reimbursement of certain direct expenses in connection with circulation services for Computer Shopper.

NOTE 15 —	EARNINGS PER SHARE
      Earnings per share have been omitted on the basis that there are no public common shareholders.

NOTE 16 —	EMPLOYEE BENEFIT PLANS

401(k) Plan
      The Company has established a tax-qualified 401(k) employee savings and profit sharing plan, for all of its employees who meet the 401(k) plan’s eligibility requirement. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees and income earned on the 401(k) plan contributions are not taxable to the employees until withdrawn from the 401(k) plan. Employees may make contributions to the plan, which are partially matched by the Company; both employee and Company contributions are subject to certain limitations. The Company may also make additional discretionary profit-sharing contributions to the 401(k) plan. The Company did not make any discretionary profit-sharing contributions for the years ended December 31, 2004, 2003 and 2002.

Stock Option Plans
2001 Stock Option Plan
      In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”) which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings’ common stock to eligible employees,

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 16 —	EMPLOYEE BENEFIT PLANS (continued)
directors, officers, consultants and advisors (each a “participant”). Under the terms of the 2001 Stock Option Plan, options to purchase 2,630,000 shares (87,667 shares after the 1:30 stock split) of Ziff Davis Holdings’ common stock were reserved for issuance under this Plan. The option price per share of common stock was fixed at fair value by the Board of Directors and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 20% per year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the years ended December 31, 2004, 2003 and 2002.
      A summary of the status of the Company’s 2001 Stock Option Plan as of December 31, 2004, 2003 and 2002, and changes during the three fiscal years then ended, is presented below:

		Weighted Average
	Number of Shares	Price Per Share

Balance at December 31, 2001	1,382,066	0.25
Reverse stock split	(1,335,997)	0.25
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(19,114)	7.50

Balance at December 31, 2002	26,955	7.50
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(5,459)	7.50

Balance at December 31, 2003	21,496	$7.50
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(3,418)	7.50

Balance at December 31, 2004	18,078	$7.50

      No options were exercisable at December 31, 2004, 2003 and 2002.
      As permitted by SFAS No. 123, the Company has chosen to account for employee stock options issued pursuant to the 2001 Stock Option Plan under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized with respect to options issued pursuant to the 2001 Stock Option Plan.
      If the Company had accounted for employee stock options under the fair value based method, pro forma net loss for the years ended December 31, 2004, 2003 and 2002 would have increased by approximately $2, $2 and $0, respectively.
2002 Stock Option Plan
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

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 16 —	EMPLOYEE BENEFIT PLANS (continued)
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
      During 2003, the Company’s Board of Directors or compensation committee thereof authorized the Company’s officers to execute and deliver option agreements with respect to an aggregate number of 10,651 shares of Series D Preferred Stock; 13,089 shares of Series B Preferred Stock; 43,815 shares of Series A Preferred Stock; and 6,975,000 shares of Common Stock. During the second quarter of 2004, the Company executed the options agreements and issued the options referred to above. During the fourth quarter of 2004, the Company’s officers executed and delivered additional option agreements with respect to an aggregate number of 1,650 shares of Series D Preferred Stock; 1,680 shares of Series B Preferred Stock; 5,079 shares of Series A Preferred Stock; and 1,025,000 shares of Common Stock.
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
      As of December 31, 2004, the following securities remained available for future issuance: 2,301 of the Series D options; 3,172 of the Series B options; 11,186 of the Series A options; and 2,014,171 of the common stock options. No options were exercisable at the end of the year. The Company recognized compensation

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 16 —	EMPLOYEE BENEFIT PLANS (continued)
expense of $1,109 within Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations during the year ended December 31, 2004 related to these options.
      The following table details the option activity for the year ended December 31, 2004:

	Series D Pfd.		Series B Pfd.		Series A Pfd.		Common

		Wtd Avg		Wtd Avg		Wtd Avg		Wtd Avg
	# of	Exercise	# of	Exercise	# of	Exercise	# of	Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Options Outstanding at 12/31/03	—	—	—	—	—	—	—	—
Granted	12,301	$1,096	14,769	$1,010	48,894	$0.01	8,000,000	$0.001
Forfeited	(485)	$1,106	(597)	$1,068	(1,999)	$0.01	(395,000)	$0.001
Expired	—	—	—	—	—	—	—	—
Options Outstanding at 12/31/04	11,816	$1,098	14,172	$1,007	46,895	$0.01	7,605,000	$0.001
Range of Exercise Prices		$1,000-1,610		$1,000-1,160		$0.01		$0.001
Weighted Average Remaining Life		8.6 years		8.6 years		8.5 years		8.5 years

NOTE 17 —	OPERATING LEASE COMMITMENTS
      The Company is obligated under a number of operating leases which expire at various dates through 2019. As of December 31, 2004, future minimum rental commitments under non-cancelable operating leases (net of sublease proceeds) for future fiscal years are as follows:

	Gross Rental	Sublease	Net Rental
	Commitments	Income	Commitments

2005	$18,500	$8,944	$9,556
2006	17,633	8,367	9,266
2007	16,957	7,998	8,959
2008	16,929	8,059	8,870
2009	16,244	8,462	7,782
Thereafter	138,014	26,117	111,897

	$224,277	$67,947	$156,330

      The Company’s rent expense for subleased facilities amounted to approximately $15,599, $11,207 and $10,622 for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease income for these facilities amounted to approximately $9,687, $7,542 and $6,924 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 18 —	CONTINGENCIES

Legal Proceedings
      On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement, and various other claims arising out of the termination of his employment. The Company filed a motion to dismiss in December 2001, which was subsequently denied as against Ziff Davis Media and granted as against

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 18 — CONTINGENCIES (continued)
defendants Alan Perlman and Willis Stein. In June 2003, the Appellate Division modified the lower court’s order to grant defendants’ motion to dismiss plaintiff’s claim for punitive damages and otherwise affirmed the lower court’s order. In November 2004 the Supreme Court granted in part and denied in part defendants’ motion for summary judgment, dismissing four of plaintiff’s six causes of action, and dismissed defendants’ counterclaim. In December 2004 plaintiff filed a notice of appeal of that order. In March 2005 a settlement agreement was executed pursuant to which the case is to be dismissed. This matter will not have a material effect on the Company’s financial condition or results of operations.
      In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted the Company’s request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee sued it in Greece for damages. The Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations. The Company cannot give any assurances as to the outcome of these matters, however.
      The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, it does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

Off-Balance-Sheet Arrangements
      The Company enters into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of the 2006 fiscal year. As of December 31, 2004, the Company cannot provide a reasonable estimate of the likelihood and amount the Company would be required to pay to fulfill their commitments.

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION

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

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)
      The following tables present combining financial data detailing Ziff Davis Holdings, Ziff Davis Media, the guarantor subsidiaries and related elimination entries.

	At December 31, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32,592	$—	$32,592
Accounts receivable, net	—	—	34,776	—	34,776
Inventories	—	—	575	—	575
Prepaid expenses and other current assets	—	—	6,661	—	6,661
Due (to) from affiliates	1	(190,067)	190,066	—	—

Total current assets	1	(190,067)	264,670	—	74,604
Property and equipment, net	—	—	15,004	—	15,004
Investments in subsidiaries, equity method	(133,989)	(34,166)	—	168,155	—
Intangible assets, net	—	—	207,141	—	207,141
Goodwill net	—	—	39,903	—	39,903
Note receivable — affiliate	—	464,800	—	(464,800)	—
Other assets, net	—	10,964	4,686	—	15,650

Total assets	$(133,988)	$251,531	$531,404	$(296,645)	$352,302

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$20,280	$—	$20,280
Accrued expenses and other current liabilities	—	1,329	24,475	—	25,804
Current portion of long-term debt	—	23,991	—	—	23,991
Unexpired subscriptions and deferred revenue, net	—	—	20,327	—	20,327

Total current liabilities	—	25,320	65,082	—	90,402
Long-term debt	—	284,866	—	—	284,866
Accrued interest — compounding notes	—	76,190	—	—	76,190
Note payable — affiliate	—	—	464,800	(464,800)	—
Accrued expenses — long-term	—	—	14,978	—	14,978
Mandatorily redeemable preferred stock	814,549	—	—	—	814,549
Other non-current liabilities	—	—	19,854	—	19,854

Total liabilities	814,549	386,376	564,714	(464,800)	1,300,839

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,329	—	28	(28)	17,329
Stock subscription loans	—	—	—	—	—
Additional paid-in capital	8,468	566,631	720,420	(1,287,051)	8,468
Accumulated (deficit) equity	(974,334)	(701,476)	(754,992)	1,456,468	(974,334)

Total stockholders’ (deficit) equity	(948,537)	(134,845)	(33,310)	168,155	(948,537)

Total liabilities and stockholders’ (deficit) equity	$(133,988)	$251,531	$531,404	$(296,645)	$352,302

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	At December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$47,308	$—	$47,308
Accounts receivable, net	—	—	32,836	—	32,836
Inventories	—	—	321	—	321
Prepaid expenses and other current assets	—	—	7,010	—	7,010
Due from (to) affiliates	1	(151,939)	151,938	—	—

Total current assets	1	(151,939)	239,413	—	87,475
Property and equipment, net	—	—	15,206	—	15,206
Investments in subsidiaries, equity method	(123,750)	(71,876)	—	195,626	—
Intangible assets, net	—	—	220,544	—	220,544
Goodwill net	—	—	38,139	—	38,139
Note receivable — affiliate	—	486,100	—	(486,100)	—
Other assets, net	—	12,712	2,832	—	15,544

Total assets	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$13,938	$—	$13,938
Accrued expenses and other current liabilities	—	1,040	30,666	—	31,706
Current portion of long-term debt	—	15766	—	—	15766
Unexpired subscriptions and deferred revenue, net	—	—	25,170	—	25,170

Total current liabilities	—	16,806	69,774	—	86,580
Long-term debt	—	293,265	—	—	293,265
Accrued interest — compounding notes	—	89,532	—	—	89,532
Note payable — affiliate	—	—	486,100	(486,100)	—
Accrued expenses — long-term	—	—	14,027	—	14,027
Other non-current liabilities	—	—	17,253	—	17,253

Total liabilities	—	399,603	587,154	(486,100)	500,657

Redeemable preferred stock	739,602	—	—	—	739,602

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,343	—	28	(28)	17,343
Stock subscription loans	(14)	—	—	—	(14)
Additional paid-in capital	8,468	566,631	632,378	(1,199,009)	8,468
Accumulated (deficit) equity	(889,148)	(691,237)	(704,660)	1,395,897	(889,148)

Total stockholders’ deficit	(863,351)	(124,606)	(71,020)	195,626	(863,351)

Total liabilities and stockholders’ (deficit) equity	$(123,749)	$274,997	$516,134	$(290,474)	$376,908

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2004

		Ziff Davis
	Ziff Davis	Media
	Holdings Inc.	Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$204,477	$—	$204,477

Operating expenses:
Cost of production	—	—	59,743	—	59,743
Selling, general and administrative expenses	—	—	110,939	—	110,939
Depreciation and amortization of property and equipment	—	—	6,202	—	6,202
Amortization of intangible assets	—	—	15,226	—	15,226
Restructuring charges, net	—	—	5,491	—	5,491

Total operating expenses	—	—	197,601	—	197,601

Income from operations	—	—	6,876		6,876
Equity in (loss) income from subsidiaries	(10,239)	(50,332)	—	60,571	—
Intercompany interest income (expense)	—	57,430	(57,430)	—	—
Interest income (expense), net	(74,947)	(17,337)	460	—	(91,824)

(Loss) income before income taxes	(85,186)	(10,239)	(50,094)	60,571	(84,948)
Income tax provision (benefit)	—	—	238	—	238

Net (loss) income	$(85,186)	$(10,239)	$(50,332)	$60,571	$(85,186)

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$194,107	$—	$194,107

Operating expenses:
Cost of production	—	—	60,622	—	60,622
Selling, general and administrative expenses	—	—	98,973	—	98,973
Depreciation and amortization of property and equipment	—	—	10,793	—	10,793
Amortization of intangible assets	—	—	15,108	—	15,108
Restructuring charges, net	—	—	(6,238)	—	(6,238)

Total operating expenses	—	—	179,258	—	179,258

Income from operations	—	—	14,849	—	14,849
Equity in (loss) income from subsidiaries	(1,909)	(44,729)	—	46,638	—
Gain on sale of assets, net	—	2,544	65	—	2,609
Intercompany interest income (expense)	—	59,757	(59,757)	—	—
Interest (expense) income, net	—	(19,481)	339	—	(19,142)

(Loss) income before income taxes	(1,909)	(1,909)	(44,504)	46,638	(1,684)
Income tax provision	—	—	225	—	225

Net (loss) income	$(1,909)	$(1,909)	$(44,729)	$46,638	$(1,909)

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2002

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$209,037	$—	$209,037

Operating expenses:
Cost of production	—	—	75,835	—	75,835
Selling, general and administrative expenses	—	—	125,171	—	125,171
Depreciation and amortization of property and equipment	—	—	18,851	—	18,851
Amortization of intangible assets	—	—	18,919	—	18,919
Restructuring charges, net	—	—	48,950	—	48,950
Write-down of intangible assets	—	—	79,241	—	79,241

Total operating expenses	—	—	366,967	—	366,967

Loss from operations	—	—	(157,930)	—	(157,930)
Equity in (loss) income from subsidiaries	(196,844)	(218,963)	—	415,807	—
Gain on sale of assets, net	—	—	634	—	634
Intercompany interest income (expense)	—	61,473	(61,473)	—	—
Interest income (expense), net	4	(39,331)	41	—	(39,286)

(Loss) income before income taxes	(196,840)	(196,821)	(218,728)	415,807	(196,582)
Income tax provision	—	23	235	—	258

Net (loss) income	$(196,840)	$(196,844)	$(218,963)	$415,807	$(196,840)

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(85,186)	$(10,239)	$(50,332)	$60,571	$(85,186)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	21,428	—	21,428
Provision for doubtful accounts	—	—	(769)	—	(769)
Non-cash rent expense	—	—	(389)	—	(389)
Amortization of accrued interest on compounding notes, net	—	1,531	—	—	1,531
Amortization of debt issuance costs	—	2,236	—	—	2,236
Non-cash restructuring charges	—	—	—	—	—
Non-cash compensation	—	—	1,109	—	1,109
Accrued dividends on mandatorily redeemable preferred stock	74,947	—	—	—	74,947
Equity in loss of subsidiaries	10,239	50,332	—	(60,571)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,171)	—	(1,171)
Inventories	—	—	(254)	—	(254)
Accounts payable and accrued expenses	—	289	33	—	322
Unexpired subscriptions and deferred revenue, net	—	—	(4,843)	—	(4,843)
Due (to) from affiliate	—	36,373	(36,373)	—	—
Prepaid expenses and other, net	—	—	840	—	840

Net cash provided (used) by operating activities	—	80,522	(70,721)	—	9,801

Cash flows from investing activities:
Capital expenditures	—	—	(5,849)	—	(5,849)
Net proceeds from sale of assets	—	—	13	—	13
Investments in subsidiaries	—	(86,287)	—	86,287	—
Acquisitions and investments, net of cash acquired	—	—	(3,146)	—	(3,146)

Net cash (used) provided by investing activities	—	(86,287)	(8,982)	86,287	(8,982)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	86,287	(86,287)	—
Repayment of borrowings under senior credit facilities	—	(15,047)	—	—	(15,047)
Proceeds from collection of intercompany notes receivable	—	21,300	—	(21,300)	—
Repayment of intercompany notes payable	—	—	(21,300)	21,300	—
Debt issuance costs	—	(488)	—	—	(488)

Net cash provided (used) by financing activities	—	5,765	64,987	(86,287)	(15,535)

Net (decrease) increase in cash and cash equivalents	—	—	(14,716)	—	(14,716)
Cash and cash equivalents at beginning of period	—	—	47,308	—	47,308

Cash and cash equivalents at end of period	$—	$—	$32,592	$—	$32,592

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2003

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(1,909)	$(1,909)	$(44,729)	$46,638	$(1,909)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	25,901	—	25,901
Provision for doubtful accounts	—	—	557	—	557
Non-cash rent income	—	—	(1,617)	—	(1,617)
Non-cash interest expense on compounding notes, net	—	1,316	—	—	1,316
Amortization of debt issuance costs	—	2,158	—	—	2,158
Gain on sale of assets	—	—	(2,609)	—	(2,609)
Non-cash restructuring charges	—	—	(6,238)	—	(6,238)
Equity in loss (income) of subsidiaries	1,909	44,729	—	(46,638)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(2,797)	—	(2,797)
Inventories	—	—	13	—	13
Accounts payable and accrued expenses	—	(312)	(3,016)	—	(3,328)
Unexpired subscriptions and deferred revenue, net	—	—	(4,697)	—	(4,697)
Due (to) from affiliate	(1)	(859)	860	—	—
Prepaid expenses and other, net	—	1,346	439	—	1,785

Net cash (used) provided by operating activities	(1)	46,469	(37,933)	—	8,535

Cash flows from investing activities:
Capital expenditures	—	—	(2,518)	—	(2,518)
Net proceeds from sale of assets	—	—	4,929	—	4,929
Investments in subsidiaries	—	(86,733)	—	86,733	—

Net cash (used) provided by investing activities	—	(86,733)	2,411	86,733	2,411

Cash flows from financing activities:
Proceeds from capital contributions	—	—	86,733	(86,733)	—
Repayment of borrowings under senior credit facilities	—	(4,928)	—	—	(4,928)
Proceeds from collection of intercompany notes receivable	—	16,925	—	(16,925)	—
Repayment of intercompany notes payable	—	—	(16,925)	16,925	—

Net cash provided (used) by financing activities	—	11,997	69,808	(86,733)	(4,928)

Net (decrease) increase in cash and cash equivalents	(1)	(28,267)	34,286	—	6,018
Cash and cash equivalents at beginning of period	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of period	$—	$—	$47,308	$—	$47,308

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 —	GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year Ended December 31, 2002

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(196,840)	$(196,844)	$(218,963)	$415,807	$(196,840)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	37,770	—	37,770
Provision for doubtful accounts	—	—	1,331	—	1,331
Non-cash rent expense	—	—	2,452	—	2,452
Non-cash interest expense on compounding notes, net	—	459	—	—	459
Amortization of debt issuance costs	—	2,473	—	—	2,473
Gain on sale of asset	—	—	(634)	—	(634)
Non-cash restructuring charges	—	—	5,974	—	5,974
Write-down of intangible assets	—	—	79,241	—	79,241
Equity in loss (income) of subsidiaries	196,844	218,963	—	(415,807)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	12,354	—	12,354
Inventories	—	—	26	—	26
Accounts payable and accrued expenses	—	(14,601)	20,972	—	6,371
Unexpired subscriptions and deferred revenue, net	—	—	(1,327)	—	(1,327)
Due from (to) affiliate	34,896	(17,235)	(17,661)	—	—
Prepaid expenses and other, net	—	454	1,894	—	2,348

Net cash provided (used) by operating activities	34,900	(6,331)	(76,571)	—	(48,002)

Cash flows from investing activities:
Capital expenditures	—	—	(2,567)	—	(2,567)
Net proceeds from sale of assets	—	—	1,554	—	1,554
Investments in subsidiaries	(112,931)	(101,929)	—	214,860	—

Net cash (used) provided by investing activities	(112,931)	(101,929)	(1,013)	214,860	(1,013)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	77,631	—	—	—	77,631
Proceeds from capital contributions	—	112,931	101,929	(214,860)	—
Net borrowings under senior credit facilities	—	21,000	—	—	21,000
Repayment of borrowings under senior credit facilities	—	(6,085)	—	—	(6,085)
Proceeds from collection of intercompany notes receivable	—	14,425	—	(14,425)	—
Repayment of intercompany notes payable		—	(14,425)	14,425	—
Debt issuance costs	—	(1,039)	—	—	(1,039)
Payments to 12% Note holders in connection with restructuring	—	(21,158)	—	—	(21,158)

Net cash provided (used) by financing activities	77,631	120,074	87,504	(214,860)	70,349

Net (decrease) increase in cash and cash equivalents	(400)	11,814	9,920	—	21,334
Cash and cash equivalents at beginning of period	401	16,453	3,102	—	19,956

Cash and cash equivalents at end of period	$1	$28,267	$13,022	$—	$41,290

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 20 — RELATED PARTY TRANSACTIONS
      Investment funds affiliated with Willis Stein are also shareholders of USApubs Inc. (“USApubs”), a marketer of magazine subscriptions and other services. The Company sells subscriptions to its publications both directly and through independent subscription marketing companies including USApubs. For the years ended December 31, 2004, 2003 and 2002, the Company paid $635, $1,289 and $2,500 in fees, respectively, to USApubs and had accounts payable to USApubs of $0 and $47 at December 31, 2004 and 2003, respectively.
      The Company reimburses travel and other out-of-pocket expenses of its directors and staff, including the directors from Willis Stein. During the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $80, $100 and $89 of such director reimbursement expenses, respectively, and a had related $80 in accounts payable and a related prepaid asset of $54 on the Consolidated Balance Sheet at December 31, 2004 and 2003, respectively.
NOTE 21 — SEGMENT INFORMATION
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
      The Company has historically reported and managed its business in conjunction with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandated certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in these debt agreements. Effective July 1, 2004, the Company amended the terms of its Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries and allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, effective July 1, 2004, the Company now reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group.
      The Consumer Tech Group is principally comprised of three of the Company’s magazine publications, PC Magazine, Sync and ExtremeTech; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s new consumer electronics event, DigitalLife.
      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazine publications in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily those affiliated with the Company’s enterprise brands, including eweek.com, cioinsight.com and baselinemag.com, but also include over 20 weekly eNewsletters and the eSeminars area, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group, which creates and manages several hundred face-to-face events for marketing clients per year; Baseline Business Information Services, a research and marketing tools unit launched in 2003; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
      The Game Group is focused on the videogame market and is now principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and 1up.com, the online destination for gaming enthusiasts, which was launched in October 2003. The Game Group discontinued GMR and reduced the frequency of Xbox Nation during the fourth quarter of 2004. The results of these publications are included in the financial statements.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 21 — SEGMENT INFORMATION (continued)
      The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, restructuring and certain other charges (“EBITDA”). Management believes that segment EBITDA is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, income (loss) from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. Any inter-segment revenues included in segment data are not material.
      The following table presents information about the reported segments for the periods ended:

	Year Ended December 31,

	2004	2003	2002

Revenue, net:
Consumer Tech Group	$80,988	$76,928	$89,816
Enterprise Group	72,925	60,234	60,631
Game Group	50,564	56,945	58,590

Total	$204,477	$194,107	$209,037

EBITDA:
Consumer Tech Group	$20,945	$22,946	$10,499
Enterprise Group	12,474	3,392	(10,352)
Game Group	1,485	8,174	7,884

Total	$34,904	$34,512	$8,031

	Year Ended December 31,

	2004	2003	2002

Reconciliation of segment EBITDA to consolidated loss before income taxes:
Total segment EBITDA	$34,904	$34,512	$8,031
Depreciation and amortization	(21,428)	(25,901)	(37,770)
Restructuring charges	(5,491)	6,238	(48,950)
Write-down of intangible assets	—	—	(79,241)
Gain on sale of assets, net	—	2,609	634
Interest expense, net	(91,824)	(19,142)	(39,286)
Non-cash compensation	(1,109)	—	—

Loss before income taxes	$(84,948)	$(1,684)	$(196,582)

      At December 31, 2004 and 2003, all of the Company’s long-lived assets were based in the United States.

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 21 — SEGMENT INFORMATION (continued)
      The following presents information about the Company’s components of revenue for the periods ending:

	Year Ended December 31,

	2004	2003	2002

Advertising	$130,301	$132,865	$146,007
Circulation	37,980	40,042	45,224
Other	36,196	21,200	17,806

Total Revenue, net	$204,477	$194,107	$209,037

      No one customer accounted for more than 6.8% of total revenue for the years ended December 31, 2004, 2003 and 2002.
NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following is summarized quarterly financial data for the years ended December 31, 2004, 2003 and 2002 for Ziff Davis Holdings:

	2004 Quarterly Periods Ending

	March 31,	June 30,	September 30,	December 31,

Revenue, net	$41,968	$51,328	$46,166	$65,015
Operating (loss) income	(2,590)	2,350	1,421	5,695
Net (loss) income	(24,706)	(20,394)	(22,200)	(17,886)

	2003 Quarterly Periods Ending

	March 31,	June 30,	September 30,	December 31,

Revenue, net	$42,091	$47,116	$45,209	$59,691
Operating (loss) income	(5,530)	2,610	1,197	16,572
Net (loss) income	(10,726)	(2,342)	(1,205)	12,364

	2002 Quarterly Periods Ending

	March 31,	June 30,	September 30,	December 31,

Revenue, net	$54,149	$56,794	$41,795	$56,299
Operating loss	(16,235)	(32,399)	(21,290)	(88,006)
Net loss	(29,283)	(45,719)	(29,067)	(92,771)

ZIFF DAVIS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)
NOTE 23 — FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company’s accounting policies with respect to financial instruments are discussed in Note 2.
      The carrying amounts and fair values of the Company’s significant balance sheet financial instruments are as follows:

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and equivalents	$32,592	$32,592	$47,308	$47,308
Accounts receivable, net	34,776	34,776	32,836	32,836
Accounts payable	20,280	20,280	13,938	13,938
Senior credit facility	174,141	174,141	189,188	189,188
Compounding notes	122,437	122,437	107,563	102,185
12% notes	12,280	13,140	12,280	11,789
Preferred stock	814,549	80,059	739,602	91,962

Standby Letters of Credit
      The Company is contingently liable for performance under letters of credit totaling approximately $800 primarily related to security for real estate leases. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of December 31, 2004 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
      b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 9B.	OTHER INFORMATION
      On March 24, 2005, the Company adopted a special bonus plan, authorizing the execution of special bonus agreements with certain executive officers and a limited number of identified employees. These agreements would provide for payment of a special bonus shortly after execution, which bonus would need to be returned in whole or in part if the recipient’s full-time employment with the Company ended for any reason on or prior to December 31, 2005.
      On March 24, 2005, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Robert Callahan. This agreement provides, among other things, that he serves as Chairman and Chief Executive Officer of Ziff Davis Holdings, Ziff Davis Media and certain affiliates of Ziff Davis Holdings, during a term expiring on December 31, 2007. Pursuant to this agreement, his base salary is $1.0 million per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $1.0 million, payable if certain targeted annual operating goals are met and an additional bonus of $1.0 million if he remains employed by Ziff Davis Holdings through December 31, 2007 and Ziff Davis Holdings generates consolidated EBITDA (as defined therein) for the twelve-month period ended December 31, 2007 of at least $100.0 million. Mr. Callahan’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Publishing Inc. without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Callahan delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Callahan will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, his annual base salary for twelve to eighteen months after the termination date (the length of which depends upon the date of termination) and a bonus of 50% of the amount of bonus, if any, paid to him in respect of the immediately prior calendar year.
      On March 24, 2005, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Bart Catalane. This agreement provides, among other things, that he serves as President and Chief Operating Officer of Ziff Davis Holdings, Ziff Davis Media and certain affiliates of Ziff Davis Holdings, during a term expiring on December 31, 2007. Pursuant to this agreement, his base salary is $600,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $600,000, payable if certain targeted annual operating goals are met and an additional bonus of $600,000 if he remains employed by Ziff Davis Holdings through December 31, 2007 and Ziff Davis Holdings generates consolidated EBITDA (as defined therein) for the twelve-month period ended December 31, 2007 of at least $100.0 million. Mr. Catalane’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Publishing Inc. without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Catalane delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Catalane will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, his annual base salary for twelve to eighteen months after the termination date (the length of which depends upon the date of termination) and a bonus of 50% of the amount of bonus, if any, paid to him in respect of the immediately prior calendar year.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
      Ziff Davis Holdings is party to an Investor Rights Agreement with all of the current holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of Ziff Davis Holdings. The Investor Rights Agreement provides that the parties thereto will vote their shares such that Ziff Davis Holdings’ Board of Directors will be established at seven directors or such other number designated by Willis Stein. The agreement provides that the parties thereto will vote their shares such that the Board of Directors will consist of:

•	Ziff Davis Holdings’ Chief Executive Officer;

•	one person designated by DLJ Merchant Banking Partners II, L.P.; currently nobody has been designated, and

•	four persons designated by Willis Stein, who currently are Avy H. Stein, John R. Willis, Daniel H. Blumenthal and Bradley J. Shisler.
      The Board of Directors currently consists of eight directors (with one position vacant), including the five above-mentioned directors; Bart W. Catalane, who was appointed pursuant to an agreement with our Chief Executive Officer; and one independent, outside director, who is currently David M. Wittels.
      The following table contains information with respect to the executive officers and directors of Ziff Davis Holdings and Ziff Davis Media:

Name	Age	Position

Robert F. Callahan	53	Chairman of the Board of Directors and Chief Executive Officer
Bart W. Catalane	48	President, Chief Operating Officer and Director
Derek Irwin	40	Chief Financial Officer
Jason Young	35	President, Consumer Tech Group
Sloan Seymour	42	President, Enterprise Group
Scott McCarthy	39	President, Game Group
Thomas McGrade	47	Senior Executive Vice President
Gregory Barton	43	Executive Vice President of Licensing and Legal Affairs, General Counsel and Secretary
Michael J. Miller	46	Executive Vice President and Editorial Director, Ziff Davis Publishing, Editor In-Chief, PC Magazine
Timothy J. Castelli	37	Senior Vice President, Publisher, Consumer Tech Group
Jasmine Alexander	42	Senior Vice President, Technology and Sales Operations
Sara B. DeCarlo	41	Vice President of Consumer Marketing and Database Management
Paul O’Reilly	50	Vice President, Ziff Davis Event Marketing Group
Beth Repeta	38	Vice President of Human Resources
John R. Willis	54	Director
Avy H. Stein	49	Director
Daniel H. Blumenthal	41	Director
Bradley J. Shisler	34	Director
David M. Wittels	40	Director
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
      Bart W. Catalane was promoted to President as of June 2004. Mr. Catalane joined the Company in November 2001 as Chief Operating Officer, Chief Financial Officer and a Director. From June 1999 until he joined Ziff Davis Holdings and Ziff Davis Media, Mr. Catalane was Senior Vice President and Chief Financial Officer of TMP Worldwide Inc. From February 1996 to May 1999, Mr. Catalane held the Executive Vice President and Chief Financial Officer positions for the ABC Radio and then the ABC Broadcasting Division, units of The Walt Disney Company. Prior to that, Mr. Catalane held the Senior Vice President and Chief Financial Officer position at ABC Radio Networks from 1989 to 1996. Mr. Catalane started his career as a staff auditor at Coopers & Lybrand in New York.
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
      Jason Young was named President of Ziff Davis Media’s Consumer Tech Group in October 2004. He was Senior Vice President and General Manager of Ziff Davis Internet since February 2002 and Vice President of Sales of Ziff Davis Internet since May 2001. From April 2000 to May 2001, Mr. Young was Vice President of Ad Sales and Business Development at TheStreet.com. Prior to that, from 1990, Mr. Young held a variety of roles with ZDI including Publisher of Windows Pro, National Ad Director for Windows Sources, Corporate Sales Director and Ad Director of ZDNet.
      Sloan Seymour was named President of Ziff Davis Media’s Enterprise Group in October 2004. Prior to that he was the Senior Vice President of Ziff Davis Media’s Enterprise Group since April 2003. Prior to April 2003, Mr. Seymour was the launch publisher of Baseline magazine. Mr. Seymour began his career at our predecessor company, Ziff-Davis Inc., in 1986. In addition to launching Baseline, he created Ziff Davis’ face-to-face events and eSeminars businesses. He began his career with PC Magazine and has also worked as the Vice President and Publisher of eWEEK.
      Scott McCarthy was named President of Ziff Davis Media’s Game Group in October 2004. Prior to joining Ziff Davis, Mr. McCarthy was Executive Vice President of the ABC Radio Networks Division of The Walt Disney Company, which provides programming and services to over 4,600 radio stations in the U.S., including ABC News and ESPN Radio.
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
      Gregory Barton was named Executive Vice President of Licensing and Legal Affairs, General Counsel and Secretary in October 2004. Mr. Barton joined the Company in November 2002 as Executive Vice President, General Counsel and Secretary. From September 1998 to November 2002, Mr. Barton held various positions (most recently President, CFO and General Counsel) of Index Development Partners, Inc., a public company based in New York City that published financial magazines and websites. From May 1995 to August

1998, Mr. Barton was employed by Alliance Semiconductor Corporation, a public company based in Santa Clara, California, that is a worldwide supplier of integrated circuits, where he served as General Counsel and, from September 1996 to August 1998, Vice President, Corporate and Legal Affairs. Mr. Barton began his career at Gibson, Dunn & Crutcher, where he was an Associate in the Corporations and Litigation Departments.
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
      Timothy J. Castelli has been Publisher of PC Magazine since 2002 and Senior Vice President since 2003. From 1996 to 2002 he held several management positions at PC Magazine including Vice President and Publisher, National Associate Publisher, West Coast Associate Publisher and Northern California Advertising Director. Since joining Ziff Davis in 1992 through 1995, Mr. Castelli held several sales positions including District Sales Manager Midwest, District Sales Manager New England, Account Executive and Account Executive Classified. Mr. Castelli also spent three years at CompuDoc, an interactive advertising agency, where he held several account management positions from 1989 to 1992.
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
      Sara DeCarlo was promoted to Vice President, Consumer Marketing and Database Management in February 2004. Ms. DeCarlo joined Ziff Davis in 2000 as Director of Consumer Marketing and was responsible for the audience development for two new publication launches, Baseline and CIO Insight. She also held the responsibility for directing the circulation efforts for eWEEK, one of the largest enterprise publications serving the IT industry. Prior to joining Ziff Davis, Ms. DeCarlo was Vice President, Circulation and Marketing for Technology Investor Magazine where she helped the launch team develop an initial rate base of 267,000 within six months. In addition, she spent five years at Miller-Freeman where she held several senior-level circulation positions for both controlled and paid publications including Technology Learning, Network Magazine, Software Development and Web Techniques. Ms. DeCarlo also previously held circulation positions with Parenting Magazine and Martha Stewart Living.
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
      Bradley J. Shisler has been a Director since July 2003. Mr. Shisler is a Principal of Willis Stein. Mr. Shisler re-joined Willis Stein in 2000 after graduating from the Kellogg Graduate School of Management at Northwestern University. From 1996 to 1998, Mr. Shisler served as an Associate at Willis Stein. Prior to Willis Stein, Mr. Shisler worked in the corporate finance group at Simmons & Company International, a specialized investment banking firm, and as an engineer at Stone & Webster Engineering Corporation. He currently serves as a Director of several other Willis Stein portfolio companies.
      David M. Wittels has been a Director of Ziff Davis Holdings since May 2000. Mr. Wittels is a founding partner and Senior Managing Director of Diamond Castle Holdings, LLC, a private equity firm specializing in buyouts, growth capital and structured equity investments. Prior to the formation of Diamond Castle Holdings in 2004, he was a Managing Director of DLJ Merchant Banking Inc., an affiliate of Credit Suisse First Boston (“CSFB”). Mr. Wittels joined CSFB in November 2000 when the firm merged with Donaldson, Lufkin & Jenrette. Prior to the merger with CSFB, Mr. Wittels served in various capacities with DLJ Merchant Banking.
      There are no family relationships between any of our directors or executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
      The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2004, 2003 and 2002 by Ziff Davis Media’s Chief Executive Officer (“CEO”) and the four most highly compensated executive officers other than the CEO of Ziff Davis Media:

						Long-Term
						Compensation
	Annual Compensation
						Securities
	Fiscal			Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation		Options

	(in dollars)
Robert F. Callahan	2004	$1,000,000	$—	$100,000	(1)	1,216,566
Chairman and Chief Executive	2003	1,000,000	1,000,000	100,000	(1)	—
Officer of Ziff Davis Holdings,	2002	1,000,000	500,000	125,000	(1)	—
Ziff Davis Media and Ziff Davis Publishing Inc.
Bart W. Catalane	2004	525,667	—	—		811,832
President and Chief Operating	2003	500,000	500,000	—		—
Officer of Ziff Davis Holdings,	2002	500,000	250,000	—		—
Ziff Davis Media and Ziff Davis Publishing Inc.
Jason Young	2004	262,500	438,321	—		603,937
President, Consumer Tech Group	2003	250,000	378,156	—		—
	2002	250,000	169,170	—		—
Michael J. Miller	2004	370,000	—	—		301,903
Executive Vice President and	2003	370,000	150,000	—		—
Editorial Director, Ziff Davis	2002	370,000	100,000	—		—
Publishing, Editor-In-Chief, PC Magazine
Thomas McGrade	2004	350,000	—	—		301,903
Senior Executive Vice President of	2003	350,000	275,000	—		—
Ziff Davis Media and Ziff Davis Publishing Inc.	2002	350,000	175,000	—		—

(1)	Allowance, without need for accounting, for reimbursement of expenses in addition to expenses eligible for reimbursement under our existing policies.
Stock Option/ SAR Grants in Last Fiscal Year.
      We granted to our named executive officers the following stock options during the year ended December 31, 2004:

	Number of	% of Total	Weighted	Weighted
	Securities	Options Granted	Average	Average
	Underlying	to Employees in	Exercise	Expiration	Grant Date
Executive	Options Granted	Fiscal Year	Price	Date	Present Value

Robert F Callahan
Series D	2,612	21.2%	$1,000.00	6/30/2013	$327,767
Series B	3,209	21.7%	1,000.00	6/30/2013	—
Series A	10,745	21.4%	0.01	6/30/2013	—
Common Stock	1,200,000	15.0%	0.001	6/30/2013	—

	Number of	% of Total	Weighted	Weighted
	Securities	Options Granted	Average	Average
	Underlying	to Employees in	Exercise	Expiration	Grant Date
Executive	Options Granted	Fiscal Year	Price	Date	Present Value

Bart W. Catalane
Series D	1,865	15.2%	1,000.00	6/30/2013	234,030
Series B	2,292	15.5%	1,000.00	6/30/2013	—
Series A	7,675	15.7%	0.01	6/30/2013	—
Common Stock	800,000	10.0%	0.001	6/30/2013	—
Jason Young
Series D	700	5.7%	1,348.39	2/12/2014	87,840
Series B	769	5.2%	1,000.00	1/12/2014	—
Series A	2,468	5.0%	0.01	12/31/2013	—
Common Stock	600,000	7.5%	0.001	12/31/2013	—
Michael J. Miller
Series D	300	2.4%	1,000.00	3/3/2013	37,646
Series B	369	2.5%	1,000.00	3/3/2013	—
Series A	1,234	2.5%	0.01	3/3/2013	—
Common Stock	300,000	3.8%	0.001	3/3/2013	—
Thomas McGrade
Series D	300	2.4%	1,000.00	3/3/2013	37,646
Series B	369	2.5%	1,000.00	3/3/2013	—
Series A	1,234	2.5%	0.01	3/3/2013	—
Common Stock	300,000	3.8%	0.001	3/3/2013	—
Stock Option/ SAR Exercised in Last Fiscal Year.
      Our named executive officers did not exercise any stock options or SARs as of December 31, 2004 (see Note 16 to our Consolidated Financial Statements).
Executive Agreements
      Mr. Callahan. On March 24, 2005, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Robert Callahan. This agreement provides, among other things, that he serves as Chairman and Chief Executive Officer of Ziff Davis Holdings, Ziff Davis Media and certain affiliates of Ziff Davis Holdings, during a term expiring on December 31, 2007. Pursuant to this agreement, his base salary is $1.0 million per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $1.0 million, payable if certain targeted annual operating goals are met and an additional bonus of $1.0 million if he remains employed by Ziff Davis Holdings through December 31, 2007 and Ziff Davis Holdings generates consolidated EBITDA (as defined therein) for the twelve-month period ended December 31, 2007 of at least $100.0 million. Mr. Callahan’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Publishing Inc. without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Callahan delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Callahan will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, his annual base salary for twelve to eighteen months after the termination date (the length of which depends upon the date of termination) and a bonus of 50% of the amount of bonus, if any, paid him in respect of the immediately prior calendar year.

      Mr. Catalane. On March 24, 2005, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Bart Catalane. This agreement provides, among other things, that he serves as

President and Chief Operating Officer of Ziff Davis Holdings, Ziff Davis Media and certain affiliates of Ziff Davis Holdings, during a term expiring on December 31, 2007. Pursuant to this agreement, his base salary is $600,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $600,000, payable if certain targeted annual operating goals are met and an additional bonus of $600,000 if he remains employed by Ziff Davis Holdings through December 31, 2007 and Ziff Davis Holdings generates consolidated EBITDA (as defined therein) for the twelve-month period ended December 31, 2007 of at least $100.0 million. Mr. Catalane’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Publishing Inc. without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Catalane delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Catalane will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, his annual base salary for twelve to eighteen months after the termination date (the length of which depends upon the date of termination) and a bonus of 50% of the amount of bonus, if any, paid to him in respect of the immediately prior calendar year.
      Mr. Young. Ziff Davis Media entered into an executive agreement with Mr. Young as of June 1, 2003. This agreement provides, among other things, that he serves as the Senior Vice President — General Manager of Ziff Davis Internet during a term expiring on June 30, 2006. In October 2004, Mr. Young was promoted to President of the Consumer Tech Group. Pursuant to this agreement, his base salary is at least $250,000 per year, subject to annual cost of living adjustments (his current salary is $300,000 per year), and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. Young’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Young delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Young will receive his annual base salary for twelve months after the termination date and a portion of the bonus paid to him during the preceding fiscal year related to specified lines of business (as defined), subject to compliance with certain non-compete and non-solicitation obligations.
      Mr. Miller. In October 2004, Ziff Davis Media entered into an executive agreement with Mr. Miller. The agreement provides, among other things, that he will serve as Executive Vice President and Editorial Director of Ziff Davis Publishing Inc., and Editor-in-Chief of PC Magazine, during a term expiring on August 30, 2007. Pursuant to this agreement, has base salary is at least $370,000 per year. Mr. Miller will be eligible to receive an annual bonus of not less than $50,000, payable at the Company’s discretion. Mr. Miller’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or by him for good reason (as such terms are defined in the agreement) conditioned upon Mr. Miller delivering a general release in of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Miller will receive his annual base salary and possibly certain insurance premiums for twelve months after the termination date, subject to compliance with certain non-compete and non-solicitation obligations.
      Mr. McGrade. In connection with the acquisition of ZDP in April 2000, Ziff Davis Holdings and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. McGrade. The agreement provides, among other things, that he serves as Senior Executive Vice President of Ziff Davis Publishing Inc. during a term ending on April 5, 2005. Pursuant to this agreement, his base salary is $350,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $250,000, payable at the discretion of Ziff Davis Holdings’ Board of Directors. Mr. McGrade’s executive agreement provides for severance payments upon termination of his employment by Ziff Davis Media without cause (as such term is defined in the agreement) conditioned upon Mr. McGrade delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. McGrade will receive his annual base salary until the one-year anniversary of the termination of his employment, subject to compliance with certain non-compete and non-solicitation obligations.
Equity Incentive Plans
      Following our formation, we implemented an equity incentive program. The program provides for the issuance of, or the grant of options to purchase, restricted common stock to certain of our employees, directors and officers. Under the program, Ziff Davis Holdings reserved 87,667 shares (as adjusted for a subsequent reverse stock split) of its fully diluted common equity, and Ziff Davis Development Inc. and Ziff Davis Internet Inc. also reserved certain shares of their common equity, for employees, directors and officers. In connection with the issuance of, or the grant of options to acquire, these equity interests, the participants in the program are entitled to customary drag-along restrictions in the event of a sale of the entity in which they hold equity interests. We also have the option to repurchase the participant’s option shares if his/her employment terminates for any reason, including upon his/her death, disability or resignation.
2002 Stock Option Plan
      Upon the consummation of our financial restructuring, the Board of Directors established a new management incentive plan pursuant to which Ziff Davis Holdings may grant participants options to purchase its common stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock. We also entered into arrangements with the holders of Series D Preferred Stock to protect the holders of Series E Preferred Stock from dilution resulting from issuances of Series D Preferred Stock upon exercise of these options by management participants while the Series E Preferred Stock remains outstanding. See “Certain Relationships and Related Party Transactions — Distribution and Payment Arrangements.” The 2002 Stock Option Plan provides for the grant of options to purchase up to 9,619,171 shares of common stock, 58,081 shares of Series A Preferred Stock, 17,344 shares of Series B Preferred Stock, and 14,117 shares of Series D Preferred Stock.
      All options granted pursuant to the 2002 Stock Option Plan are subject to vesting and exercisability limitations. Except as may be set forth in specified option agreements, Ziff Davis Holdings will retain the right to repurchase participants’ capital stock upon termination of employment. Each participant is subject to customary drag-along restrictions. The following options were granted under the 2002 Stock Option Plan during 2004: 12,302 of the Series D options; 14,769 of the Series B options; 48,893 of the Series A options; and 8,000,000 of the common stock (see Note 16 to the Company’s Consolidated Financial Statements).
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
      We reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. David M. Wittels serves as our audit committee chairman and receives compensation of $50,000 per annum plus reimbursement of expenses.
      We have adopted a code of ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees, known as the Code of Ethics. The Code of Ethics is included herein as Exhibit 14.1. In the event that we amend or waive any of the provisions of the Code of Ethics applicable to our principal executive officer and principal financial officer, we intend to disclose the same in a Current Report on Form 8-K filed with the SEC and on the Company’s website at www.ziffdavis.com.
      The Boards of Directors of Ziff Davis Holdings and Ziff Davis Media each may appoint or designate one or more committees, each committee to consist of one or more of the directors of such company, which to the extent provided in such resolution or the by-laws will have and may exercise the powers of the Board of Directors in the management and affairs of such company except as otherwise limited by law. We currently have an audit committee and a compensation committee. The audit committee consists of Mr. Wittels, who chairs the committee, Mr. Blumenthal and Mr. Shisler. The Company’s board members have determined that Mr. Wittels is an “audit committee financial expert” as defined in Item 401 of Regulation S-K and is “independent” according to the listing rules of the New York Stock Exchange. The compensation committee consists of Messrs. Callahan, Catalane, Stein and Blumenthal.

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
      The table below lists information about the beneficial ownership of Ziff Davis Holdings’ capital stock, as of December 31, 2004, by each person whom we know to own beneficially more than 5% of any class of Ziff Davis Holdings’ stock, by each of Ziff Davis Holdings’ directors, by the executive officers named in the Summary Compensation table and by all of our directors and executive officers as a group. Ziff Davis Holdings has six classes of capital stock authorized for issuance: Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and common stock. There are 400,000 shares of Series A Preferred Stock authorized for issuance, 329,127.5 of which are issued and outstanding; 142,500 shares of Series B Preferred Stock authorized for issuance, 98,285.6 of which are issued and outstanding; 7,500 shares of Series C Preferred Stock authorized for issuance, 5,172.9 of which are issued and outstanding; 100,000 shares of Series D Preferred Stock authorized for issuance, 80,207.3 of which are issued and outstanding; 30,000 shares of Series E Preferred Stock authorized for issuance, 28,526.4 of which are issued and outstanding; and 100,000,000 shares of common stock authorized for issuance, of which approximately 2,311,000 shares are issued and outstanding (excluding approximately 8,622,000 shares issuable upon conversion of the Series C Preferred Stock and excluding approximately 43,800,000 shares issuable upon the exercise of certain warrants to purchase common stock). Willis Stein owns 100% of the Series B Preferred Stock, the Series C Preferred Stock and Series D Preferred stock. In the event of an initial public offering of Ziff Davis Holdings’ common stock, Willis Stein and the other holders of each series of Ziff Davis Holdings’ preferred stock may elect to convert their shares of preferred stock to shares of Ziff Davis Holdings’ common stock. Unless otherwise noted, the address of each director and executive officer is c/o Ziff Davis Media Inc., 28 East 28th Street, New York, New York 10016.

      Ziff Davis Media is authorized to issue a total of 1,000 shares of common stock, par value $0.01 per share. There are 1,000 shares of common stock issued and outstanding. All of Ziff Davis Media’s outstanding capital stock is owned by Ziff Davis Holdings. The following table sets forth beneficial ownership of Ziff Davis Holdings’ capital stock as of December 31, 2004:

	Beneficial Ownership(1)

		Percent of		Percent of
	Shares of	Outstanding	Shares of	Outstanding		Percent of
	Series A	Series A	Series E	Series E	Shares of	Outstanding
	Preferred	Preferred	Preferred	Preferred	Common	Common
Beneficial Owner	Stock	Stock	Stock	Stock	Stock	Stock

Willis Stein Entities(2)	281,627.5	85.57%	8,088.6	28.35%	50,650,938	99.35%
DLJ Entities(3)	47,500.0	14.43	—	—	333,333	14.42
MacKay Shields LLP(4)	—	—	10,360.8	36.32	1,921,502	45.40
Robert F. Callahan	—	—	—	—	—	—
Bart W. Catalane	—	—	—	—	—	—
Jason Young	—	—	—	—	—	—
Thomas McGrade	142.5	*	—	—	1,000	*
Michael J. Miller	—	—	—	—	—	—
John R. Willis(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Avy H. Stein(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Daniel H. Blumenthal(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Bradley J. Shisler	—	—	—	—	—	—
David M. Wittels	—	—	—	—	—	—
All directors and executive officers as a group (22 persons)	281,627.5	85.57%	8,088.6	28.35%	50,650,938	99.35%

*	Less than 1% of outstanding series of stock.

(1)	“Beneficial ownership” generally means voting or investment power with respect to a security or the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2)	Includes 213,750 shares of Series A Preferred Stock (64.9%), 8,088.6 shares of Series E Preferred Stock (28.4%) and 50.2 million shares of common stock (including approximately 8.6 million shares issuable upon conversion of Series C Preferred Stock and approximately 40.1 million shares issuable upon the exercise of warrants to purchase common stock) held by Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the “Willis Stein Entities”). Also includes 67,877.5 shares of Series A Preferred Stock and 477,716 shares of common stock held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). Such stockholders have agreed pursuant to the terms of the Investor Rights Agreement to vote their shares as directed by the Willis Stein Entities in certain matters as described more fully in Item 13 hereof and in the Investor Rights Agreement. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis, Avy H. Stein and Daniel H. Blumenthal are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis, Stein and Blumenthal is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.

(3)	Includes shares held by DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ EAB Partners, L.P., DLJ ESC II L.P., DLJ First Esc L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Offshore Partners II, CV. and DLJMB Funding II, Inc., which are private equity investment funds affiliated with DLJ Merchant Banking, Inc. The address for DLJ Merchant Banking, Inc. is Eleven Madison Avenue, New York, New York 10010.

(4)	Based on the most recent information available to the Company, includes 10,361 shares of Series E Preferred Stock of Ziff Davis Holdings and 1,921,502 shares issuable upon the exercise of warrants to purchase shares of common stock of Ziff Davis Holdings held by MacKay Shields LLP as investment manager on behalf of its managed funds for which it has discretionary authority. The address for MacKay Shields LLP is 9 West 57th Street, 33rd Floor, New York, New York 10019.
Equity Compensation Plans
      The following table sets forth information regarding securities authorized for issuance under Ziff Davis Holdings’ equity compensation plans:

			(c)
			Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Plan category:
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
2001 Stock Option Plan	18,078	$7.50
2002 Stock Option Plan
Series D	11,816	1,098.05
Series B	14,172	1,007.05
Series A	46,895	0.01
Common Stock	7,605,000	0.001

Total	7,695,961	—	2,030,830	*

*	Comprised of 2,301 shares of Series D Preferred Stock, 3,172 shares of Series B Preferred Stock, 11,186 shares of Series A Preferred Stock and 2,014,171 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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

•	Ziff Davis Holdings’ Chief Executive Officer;

•	one person designated by DLJ Merchant Banking Partners II, L.P.; currently nobody has been designated; and

•	four persons designated by Willis Stein, who currently are Avy H. Stein, John R. Willis, Daniel H. Blumenthal and Bradley J. Shisler.
      The Board of Directors currently consists of eight directors (with one position vacant), including the five above-mentioned directors; Bart W. Catalane, who was appointed pursuant to an agreement with our Chief Executive Officer; and David Wittels, an independent, outside director.
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
Subscription Services
      Investment funds affiliated with Willis Stein are shareholders of USApubs Inc. (“USApubs”), a marketer of magazine subscriptions and other services. We sell subscriptions to our publications both directly and through independent subscription-marketing companies, including USApubs. For the year ended December 31, 2004, we paid approximately $635,000 in fees to USApubs. In management’s opinion, our transactions with USApubs are representative of arm’s-length transactions.
Willis Stein
      We reimburse travel and other out-of-pocket expenses of Ziff Davis Holdings’ directors and staff, including the directors from Willis Stein. For the year ended December 31, 2004, we paid approximately $80,000 of such expenses, which was recorded as accounts payable at December 31, 2004. Additionally, as fully described in Note 12 of our Consolidated Financial Statements, Willis Stein was involved in our financial restructuring in 2002 including through: (1) the purchase of Series D Preferred Stock; (2) the exchange of its 12% Notes; and (3) the amendment and restatement of our Senior Credit Facility agreement.
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
Indemnification of Directors and Officers
      Article Eight of each of Ziff Davis Holdings’ and Ziff Davis Media’s certificates of incorporation provides that to the fullest extent permitted by the General Corporation Law of the State of Delaware, Ziff Davis Holdings’ and Ziff Davis Media’s directors shall not be liable to Ziff Davis Holdings or Ziff Davis Media, respectively, or their respective stockholders for monetary damages for a breach of their fiduciary duties as directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The accounting firm of PricewaterhouseCoopers (“PwC”) served as our independent public accountants for the years ended December 31, 2004 and 2003. In addition to rendering audit services during those two years, PwC performed various non-audit services for us.
Audit and Other Fees for the Past Two Fiscal Years
      The following table sets forth the aggregate fees billed to us for services rendered by PwC for the 2004 and 2003 fiscal years:

	2004	2003

Audit fees(l)	$310,000	$225,000
Audit-related fees(2)	23,650	21,500
Tax fees(3)	182,985	195,906
All other fees(4)	1,400	10,000

Total	$518,035	$452,406

(1)	Audit fees consist of the audit of our annual financial statements, the review of quarterly financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and financial audits of subsidiaries, services associated with SEC registration statements filed in connection with securities offerings (i.e., comfort letters and consents), and financial accounting and reporting consultations.

(2)	Audit-related fees consist principally of audits of employee benefit plans, assurance and related services that are reasonably related to the performance of the audit or review of financial statements, attestations by PwC that are not required by statute or regulation and consulting on financial accounting and reporting standards.

(3)	Tax fees consist principally of assistance with tax compliance, tax advice and tax planning. Tax compliance includes preparation of original and amended tax returns for Ziff Davis Holdings and its consolidated subsidiaries; refund claims; and payment planning. Tax advice and tax planning includes assistance with tax audits and appeals, tax work stemming from “Audit-Related” items, tax work relating to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	All other fees consisted principally of amounts paid for consulting services related to a legal matter that was settled during 2003.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit
No.	Description

2.1	Purchase Agreement dated December 6, 1999 among WS-ZP Acquisition, Inc., ZD Inc. and ZD Holdings (Europe) Ltd. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 2.1.*
3.1	Certificate of Incorporation for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.1.*
3.2	Fifth Amended and Restated Certificate of Incorporation for Ziff Davis Holdings Inc.*
3.3	Certificate of Incorporation for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.2.*
3.4	Certificate of Incorporation for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.3.*
3.5	Certificate of Incorporation for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.4.*
3.6	Certificate of Incorporation for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.5.*
3.7	By-laws for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.7.*
3.8	By-laws for Ziff Davis Holdings Inc.*
3.9	By-laws for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.8.*
3.10	By-laws for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.9.*
3.11	By-laws for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.10.*
3.12	By-laws for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.11.*
3.13	Certificate of Incorporation of Ziff Davis Intermediate Holdings Inc.*
3.14	By-laws of Ziff Davis Intermediate Holdings Inc.*
4.1	Indenture, dated August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*
4.2	Registration Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Ziff Davis Media Inc.*
4.3	Indenture, dated July 21, 2000 by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated January 24, 2001. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4, (No. 333-48014) dated October 16, 2000 as Exhibit 4.1.*
4.4	First Supplemental Indenture, dated as of August 12, 2002 by and between Ziff Davis Media, the guarantors thereunder and Deutsche Bank Trust Company Americas, supplementing that certain indenture, dated July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company.*

Exhibit
No.	Description

4.5	Investor Rights Agreement, dated April 5, 2000, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders. Previously filed on March 20, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 9.1.*
4.6	Amendment No. 1 to Investor Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders.*
4.7	Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc., and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*
4.8	Second Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company).*
4.9	Form of Global Series E-l Preferred Stock Certificate.*
10.1	Series D Preferred Stock Purchase Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc., and the purchasers thereunder.*
10.2	Stock Purchase Agreement, dated as of April 30, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.3	Stock Purchase Agreement, dated as of May 31, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.4	Stock Purchase Agreement, dated as of June 28, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.5	Stock Purchase Agreement, dated as of August 8, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.6	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*
10.7	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas.*
10.8	Distribution and Payment Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*
10.9	Amended and Restated Credit Agreement, dated as of August 12, 2002, by and between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.*
10.10	2002 Ziff Davis Holdings Inc. Amended and Restated Employee Stock Option Plan.†*
10.11	License Agreement, dated April 5, 2000 with ZD Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.2.*
10.12	License Agreement, dated April 5, 2000 with ZD Inc. (ZD logo). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.3.*
10.13	License Agreement, dated April 5, 2000 with ZD Inc. (Interactive). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.4.*
10.14	Executive Agreement by and between Ziff Davis Holdings Inc. and Mr. Thomas McGrade, dated as of April 5, 2000. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.7.†*

Exhibit
No.	Description

10.15	Amendment to License Agreement, dated January 19, 2001 with ZDNet, Inc. Previously filed in connection with Ziff Davis Media’s Amendment No. 1 to Registration Statement on Form S-4 (No. 333-48014) dated January 24, 2001 as Exhibit 10.10.*
10.16	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan, dated as of October 1, 2001. Previously filed on August 14, 2002 in connection with Ziff Davis Media’s Form 10-Q as Exhibit l0.l.†*
10.17	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Bart Catalane, dated as of November 26, 2001. Previously filed on August 14, 2002 in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.2.†*
10.18	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Paul O’Reilly, dated as of September 17, 2003.†**
10.19	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated May 20, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.2 for the quarter ended September 30, 2001.*
10.20	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated July 13, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.3 for the quarter ended September 30, 2001.*
10.21	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated August 30, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.4 for the quarter ended September 30, 2001.*
10.22	Sale and Purchase Agreement relating to certain Print-Based Publishing Assets in the UK, Germany and France, dated June 20, 2000 with VNU N.V., View Group B.V., VNU Business Publications Limited, VNU Holding Deutschland GMBH, VNU Business Publications France S.A. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated October 16, 2000 as Exhibit 2.2.*
10.23	Stock Purchase Agreement, dated as of July 3, 2002, by and among Ziff Davis Media Inc., Ziff Davis Development Inc. and Lionbridge Technologies, Inc.*
10.24	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 17, 2002, by and between Ziff Davis Media Inc., CIBC World Markets, Inc., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.*
10.25	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of April 30, 2002).*
10.26	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of May 31, 2002).*
10.27	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of June 28, 2002).*
10.28	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of August 8, 2002).*
10.29	Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Gregory Barton, dated as of October 23, 2002.†*
10.30	Offer Letter by and between Ziff Davis Media Inc. and Mr. Derek Irwin, dated as of November 15, 2002.†*
10.31	Executive Agreement by and between Ziff Davis Media Inc. and Ms. Jasmine Alexander, dated as of March 1, 2003.†*
10.32	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Jason Young, dated as of June 1, 2003.†*
10.33	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Timothy Castelli, dated as of August 1, 2003.†*

Exhibit
No.	Description

10.34	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Sloan Seymour, dated as of August 1, 2003.†*
10.35	Amendment dated December 30, 2004 to Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan.†**
10.36	Amendment dated December 30, 2004 to Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Bart Catalane.†**
10.37	Amendment dated February 28, 2005 to Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan.†**
10.38	Amendment dated February 28, 2005 to Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Bart Catalane.†**
10.39	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Michael Miller, dated as of October 1, 2004.†**
10.40	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Scott McCarthy, dated as of October 15, 2004.†**
10.41	Amendment dated December 31, 2004 to Executive Agreement by and between Ziff Davis Media Inc. and Mr. Scott McCarthy.†**
10.42	Letter dated September 23, 2004 from the Registrant to David Wittels.**
14.1	Code of Ethics.*
21.1	Subsidiaries of Registrants.*
31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed.

**	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized on the 25th day of March 2005.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ Derek Irwin

Name: Derek Irwin

Title:	Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities.

Signatures	Title

/s/ Robert F. Callahan Robert F. Callahan	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Derek Irwin Derek Irwin	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Bart W. Catalane Bart W. Catalane	President, Chief Operating Officer and Director

/s/ John R. Willis John R. Willis	Director

/s/ Avy H. Stein Avy H. Stein	Director

/s/ Daniel H. Blumenthal Daniel H. Blumenthal	Director

/s/ Bradley J. Shisler Bradley J. Shisler	Director

/s/ David M. Wittels David M. Wittels	Director
      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
      None.