Form 10-Q
period 2005-03-31
ZIFF DAVIS HOLDINGS INC
filed 2005-05-13
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES ☐          NO ☑

          As of May 13, 2005, 2,311,049 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$21,130	$32,592
Accounts receivable, net	27,586	34,776
Inventories	558	575
Prepaid expenses and other current assets	7,042	6,661

Total current assets	56,316	74,604
Property and equipment, net	14,679	15,004
Intangible assets, net	203,263	207,141
Goodwill, net	39,903	39,903
Other assets, net	15,184	15,650

Total assets	$329,345	$352,302

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,725	$20,280
Accrued expenses and other current liabilities	21,279	25,804
Current portion of long-term debt	—	23,991
Unexpired subscriptions and deferred revenue, net	20,581	20,327

Total current liabilities	55,585	90,402
Long-term debt	308,748	284,866
Accrued interest — compounding notes	72,411	76,190
Accrued expenses — long-term	13,291	14,978
Mandatorily redeemable preferred stock	834,493	814,549
Other non-current liabilities	19,676	19,854

Total liabilities	1,304,204	1,300,839

Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,000,656)	(974,334)

Total stockholders’ equity (deficit)	(974,859)	(948,537)

Total liabilities and stockholders’ equity (deficit)	$329,345	$352,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,

	2005	2004

Revenue, net	$42,681	$41,968

Operating expenses:
Cost of production	11,781	12,933
Selling, general and administrative expenses	26,577	26,026
Depreciation and amortization of property and equipment	1,280	1,793
Amortization of intangible assets	3,955	3,806

Total operating expenses	43,593	44,558

Loss from operations	(912)	(2,590)
Interest expense, net	(25,342)	(22,027)

Loss before income taxes	(26,254)	(24,617)
Income tax provision	68	89

Net loss	$(26,322)	$(24,706)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(26,322)	$(24,706)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,235	5,599
Provision for doubtful accounts	205	192
Non-cash rent expense	41	179
Amortization of accrued interest on compounding notes, net	436	354
Amortization of debt issuance costs	604	540
Accrued dividends on mandatorily redeemable preferred stock	19,944	17,764
Changes in operating assets and liabilities:
Accounts receivable	6,985	3,557
Inventories	17	14
Prepaid expenses and other, net	(381)	(219)
Accounts payable and accrued expenses	(13,124)	(5,297)
Unexpired subscriptions and deferred revenue, net	254	1,489

Net cash used by operating activities	(6,106)	(534)

Cash flows from investing activities:
Capital expenditures	(955)	(1,342)
Acquisitions	(77)	—

Net cash used by investing activities	(1,032)	(1,342)

Cash flows from financing activities:
Repayment of borrowings under senior credit facilities	(4,324)	—

Net cash used by financing activities	(4,324)	—

Net decrease in cash and cash equivalents	(11,462)	(1,876)
Cash and cash equivalents at beginning of period	32,592	47,308

Cash and cash equivalents at end of period	$21,130	$45,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(dollars in thousands)

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Loss

Balance at December 31, 20	04 2,311,049	$17,329	$8,468	$(974,334)	$(948,537)	$—
Net loss	—	—	—	(26,322)	(26,322)	(26,322)

Balance at March 31, 2005	2,311,049	$17,329	$8,468	(1,000,656)	$(974,859)	$(26,322)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at March 31, 2005 and December 31, 2004 and the results of its consolidated operations and cash flows for the three months ended March 31, 2005 and 2004 and changes in stockholders’ deficit from December 31, 2004 to March 31, 2005 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Formation of Ziff Davis Holdings Inc.

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

Operations

      The Company reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group.

      The Consumer Tech Group is principally comprised of four magazines, PC Magazine, Sync, ExtremeTech and the Company’s newest launch, DigitalLife (scheduled to debut June 2005); a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s consumer electronics event, DigitalLife.

      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazines in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily affiliated with the Enterprise Group’s brands, including eweek.com, cioinsight.com, and baselinemag.com, but also include over 30 weekly eNewsletters and the eSeminars™ business, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group (“CCG”), which creates and manages several hundred sponsored events per year; Business Information Services (“BIS”), a research and marketing tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

      The Game Group is focused on the videogame market and is principally comprised of three magazines (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and lup.com, an innovative online destination for gaming enthusiasts. The Game Group discontinued GMR Magazine and reduced the frequency of Xbox Nation during the fourth quarter of 2004.

      For additional information on the Company’s operating segments, see Note 8.

Principles of Consolidation

      The financial statements of the Company as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended
	March 31,

	2005	2004

Net loss, as reported	$(26,322)	$(24,706)
Stock-based employee compensation expense determined under the fair value basis for all awards, net of related tax effects	(1)	(2)

Pro forma net loss	$(26,323)	$(24,708)

2002 Stock Option Plan

      Pursuant to the Company’s Amended and Restated 2002 Employee Stock Option Plan (the “2002 Stock Option Plan”), during 2003, the Company’s Board of Directors authorized the Company’s officers to execute and deliver option agreements. The Company executed the first stock option agreements related to the 2002 Stock Option Plan during the second quarter of 2004 and additional options have since been granted.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

      The options granted under the 2002 Stock Option plan are variable awards and contain certain cash settlement features as described in the Company’s most recent filing on Form 10-K. They are not exercisable until the earlier of a sale of the Company or 30 days following an initial public offering (as defined in the 2002 Stock Option Plan), or the seventh anniversary of the option grant date. Options generally vest over a five year period, however, vesting accelerates upon a sale of the Company. As of March 31, 2005, the following options were vested: 8,842 of the Series D options, 10,796 of the Series B options, 36,038 of the Series A options and 5,460,229 of the common stock options. Due to the nature of the rights granted to the option holders and the debt classification of the underlying securities in the case of the options on the preferred stock, the Company accounts for the option grants under the 2002 Stock Option Plan using a fair value methodology. The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. The value of the options are remeasured at each reporting period and any changes in the value are recorded as compensation expense in that period relative to the vested portion of the outstanding options. There were no changes in value during the three months ended March 31, 2005. The Company did not recognize compensation expense during the three months ended March 31, 2005 as compensation expense related to vesting was offset by forfeitures during the quarter related to these options.

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on its consolidated results of operations.

Reclassifications

      Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 2 — INTANGIBLE ASSETS, NET

      As of March 31, 2005 and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of March 31, 2005			As of December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$184,178	$(63,629)	$120,549	$184,178	$(60,146)	$124,032
Trademarks/trade names	26,097	(5,493)	20,604	14,300	(4,104)	10,196
Subscriber lists and other	13,048	(11,721)	1,327	12,973	(11,600)	1,373

Total amortized intangible assets	223,323	(80,843)	142,480	211,451	(75,850)	135,601

Unamortized intangible assets:
Trademarks/trade names	66,648	(5,865)	60,783	78,443	(6,903)	71,540
Goodwill	47,170	(7,267)	39,903	47,170	(7,267)	39,903

Total unamortized intangible assets	113,818	(13,132)	100,686	125,613	(14,170)	111,443

Total intangible assets	$337,141	$(93,975)	$243,166	$337,064	$(90,020)	$247,044

      Amortization expense associated with intangible assets at March 31, 2005 is estimated to be $3,955 for each quarter of 2005 and approximately $15,820 for each year beginning in 2006 through 2010.

NOTE 3 — ACCRUED RESTRUCTURING CHARGES

      During 2004, 2002 and 2001, the Company implemented comprehensive cost reduction and restructuring programs, which included closing or selling unprofitable operations, consolidating facilities and reducing the Company’s workforce in order to decrease excess operating costs. The Company incurred $5,491, $48,950 and $37,412 of Restructuring charges, net in its Condensed Consolidated Statements of Operations for the years ended December 31, 2004 and 2002 and the nine months ended December 31, 2001, respectively.

      As of March 31, 2005, there was $20,542 of accrued restructuring charges included on the Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses — long term. The remaining accrued expenditures primarily related to facilities consolidation expenses. During the three months ended March 31, 2005, the Company made $2,755 of payments primarily related to severance and real estate leases for vacant space. The Company anticipates making further payments in 2005 of approximately $6,250, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 3 — ACCRUED RESTRUCTURING CHARGES — (continued)

      The following table summarizes the activity with respect to the accrued restructuring charge balances for the three months ended March 31, 2005:

	As of			As of
	December 31,		Adjustment	March 31,
	2004	Payments	to Accrual	2005

Employee severance costs	$3,920	$(1,340)	$—	$2,580
Facilities consolidation and other costs	19,035	(1,415)	342	17,962

Total	$22,955	$(2,755)	$342	$20,542

      The $342 adjustment to the accrual was due primarily to interest accretion on restructured leases which were initially recorded at present value.

NOTE 4 — DEBT

      As of March 31, 2005, the Company was in compliance with all of its debt covenants, and total indebtedness was $308,748, consisting of the following:

•	$169,817 under the Senior Credit Facility, including $8,200 outstanding under the revolving portion of the Senior Credit Facility,

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$126,651 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”).

      At March 31, 2005, there was approximately $1,000 borrowing capacity available under the Company’s Amended and Restated Credit Agreement (the “Senior Credit Facility”) and existing borrowings bore interest at rates ranging from 7.07% to 7.57%. The Company made a scheduled principal repayment on March 31, 2005 on the Senior Credit Facility of $4,324.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility (now paid off), either in cash or by compounding such interest on the Compounding Notes. During the three months ended March 31, 2005, the Company compounded interest in the amount of $4,214. The $4,324 principal repayment, partially offset by the compounded interest, accounts for the change in total debt from $308,857 at December 31, 2004 to $308,748 at March 31, 2005.

      The issuance of the Compounding Notes is being accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The March 31, 2005 balance of $72,411 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three months ended March 31, 2005, the Company amortized $3,780 as a reduction of interest expense.

      In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of senior secured notes at a floating rate of 3-month LIBOR plus 6.00% which matures in 2012. Interest on the notes is payable quarterly with the first interest payment due on August 1, 2005. The proceeds were used to pay-off the Senior Credit Facility, including accrued interest, and to pay related fees

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 4 — DEBT — (continued)

and expenses. The remaining balance of approximately $27,000 was added to the Company’s existing cash balance and is available for general corporate purposes. At March 31, 2005, the Company reclassified $23,991 of its short-term debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6.

      The Company believes that its cash on hand, coupled with future cash generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for 2005. Due to the recent refinancing, none of the Company’s outstanding indebtedness contains any covenants that require it to meet any financial covenants on a quarterly basis. The senior secured floating rate notes contain only incurrence- based covenants that require certain financial criteria if the Company intends to take some action such as incur additional debt or make a restricted payment.

NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK

      The following table details activity in the Redeemable Preferred Stock account for the three months ended March 31, 2005:

	Redeemable Preferred Stock

	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2004	$495,297	$144,130	$5,173	$133,828	$36,121	$814,549
Dividends payable	7,938	3,856	—	7,260	890	19,944

Balance at March 31, 2005	$503,235	$147,986	$5,173	$141,088	$37,011	$834,493

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

	At March 31, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$21,130	$—	$21,130
Accounts receivable, net	—	—	27,586	—	27,586
Inventories	—	—	558	—	558
Prepaid expenses and other current assets	—	—	7,042	—	7,042
Due from (to) affiliates	1	(200,309)	200,308	—	—

Total current assets	1	(200,309)	256,624	—	56,316
Property and equipment, net	—	—	14,679	—	14,679
Investments in subsidiaries, equity method	(140,367)	(27,581)	—	167,948	—
Intangible assets, net	—	—	203,263	—	203,263
Goodwill, net	—	—	39,903	—	39,903
Notes receivable — affiliate	—	459,162	—	(459,162)	—
Other assets, net	—	10,360	4,824	—	15,184

Total assets	$(140,366)	$241,632	$519,293	$(291,214)	$329,345

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$13,725	$—	$13,725
Accrued expenses and other current liabilities	—	1,696	19,583	—	21,279
Current portion of long-term debt	—	—	—	—	—
Unexpired subscriptions and deferred revenue, net	—	—	20,581	—	20,581

Total current liabilities	—	1,696	53,889	—	55,585
Long-term debt	—	308,748	—	—	308,748
Accrued interest — compounding notes	—	72,411	—	—	72,411
Notes payable — affiliate	—	—	459,162	(459,162)	—
Accrued expenses — long-term	—	—	13,291	—	13,291
Mandatorily redeemable preferred stock	834,493	—	—	—	834,493
Other non-current liabilities	—	—	19,676	—	19,676

Total liabilities	834,493	382,855	546,018	(459,162)	1,304,204

Stockholders’ equity (deficit):
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,329	—	28	(28)	17,329
Stock subscription loans	—	—	—	—	—
Additional paid-in capital	8,468	566,631	741,801	(1,308,432)	8,468
Accumulated equity (deficit)	(1,000,656)	(707,854)	(769,788)	1,477,642	(1,000,656)

Total stockholders’ equity (deficit)	(974,859)	(141,223)	(26,725)	167,948	(974,859)

Total liabilities and stockholders’ equity (deficit)	$(140,366)	$241,632	$519,293	$(291,214)	$329,345

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended March 31, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$42,681	$—	$42,681

Operating expenses:
Cost of production	—	—	11,781	—	11,781
Selling, general and administrative expenses	—	—	26,577	—	26,577
Depreciation and amortization of property and equipment	—	—	1,280	—	1,280
Amortization of intangible assets	—	—	3,955	—	3,955

Total operating expenses	—	—	43,593	—	43,593

Income from operations	—	—	(912)	—	(912)
Equity in income (loss) from subsidiaries	(6,378)	(14,796)	—	21,174	—
Intercompany interest income (expense)	—	13,944	(13,944)	—	—
Interest income (expense), net	(19,944)	(5,526)	128	—	(25,342)

Loss before income taxes	(26,322)	(6,378)	(14,728)	21,174	(26,254)
Income tax provision	—	—	68	—	68

Net income (loss)	$(26,322)	$(6,378)	$(14,796)	$21,174	$(26,322)

	Three Months Ended March 31, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$41,968	$—	$41,968

Operating expenses:
Cost of production	—	—	12,933	—	12,933
Selling, general and administrative expenses	—	—	26,026	—	26,026
Depreciation and amortization of property and equipment	—	—	1,793	—	1,793
Amortization of intangible assets	—	—	3,806	—	3,806

Total operating expenses	—	—	44,558	—	44,558

Income from operations	—	—	(2,590)	—	(2,590)
Equity in income (loss) from subsidiaries	(6,942)	(17,142)	—	24,084	—
Gain on sale of assets, net	—	—	—	—	—
Intercompany interest income (expense)	—	14,583	(14,583)	—	—
Interest expense, net	(17,764)	(4,383)	120	—	(22,027)

Loss before income taxes	(24,706)	(6,942)	(17,053)	24,084	(24,617)
Income tax provision	—	—	89	—	89

Net income (loss)	$(24,706)	$(6,942)	$(17,142)	$24,084	$(24,706)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended March 31, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(26,322)	$(6,378)	$(14,796)	$21,174	$(26,322)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	5,235	—	5,235
Provision for doubtful accounts	—	—	205	—	205
Non-cash rent expense (income)	—	—	41	—	41
Amortization of accrued interest on compounding notes, net	—	436	—	—	436
Amortization of debt issuance costs	—	604	—	—	604
Non-cash compensation	—	—	—	—	—
Accrued dividends on mandatorily redeemable preferred stock	19,944	—	—	—	19,944
Equity in loss (income) from subsidiaries	6,378	14,796	—	(21,174)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	6,985	—	6,985
Inventories	—	—	17	—	17
Prepaid expenses and other, net	—	—	(381)	—	(381)
Accounts payable and accrued expenses	—	367	(13,491)	—	(13,124)
Unexpired subscriptions and deferred revenue, net	—	—	254	—	254
Due to (from) affiliates	—	10,180	(10,180)	—	—

Net cash provided (used) by operating activities	—	20,005	(26,111)	—	(6,106)

Cash flows from investing activities:
Capital expenditures	—	—	(955)	—	(955)
Acquisitions	—	—	(77)	—	(77)
Investments in subsidiaries	—	(21,319)	—	21,319	—

Net cash provided (used) by investing activities	—	(21,319)	(1,032)	21,319	(1,032)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	21,319	(21,319)	—
Proceeds from collection of intercompany notes receivable	—	5,638	—	(5,638)	—
Repayment of borrowings under senior credit facility	—	(4,324)	—	—	(4,324)
Repayment of intercompany notes payable	—	—	(5,638)	5,638	—
Debt issuance costs	—	—	—	—	—

Net cash provided (used) by financing activities	—	1,314	15,681	(21,319)	(4,324)

Net decrease in cash and cash equivalents	—	—	(11,462)	—	(11,462)
Cash and cash equivalents at beginning of period	—	—	32,592	—	32,592

Cash and cash equivalents at end of period	$—	$—	$21,130	$—	$21,130

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended March 31, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(24,706)	$(6,942)	$(17,142)	$24,084	$(24,706)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	5,599	—	5,599
Provision for doubtful accounts	—	—	192	—	192
Non-cash rent expense	—	—	179	—	179
Amortization of accrued interest on compounding notes, net	—	354	—	—	354
Amortization of debt issuance costs and non-cash interest expense	—	540	—	—	540
Non-cash restructuring charges, net	—	—	—	—	—
Accrued dividends on mandatorily redeemable preferred stock	17,764	—	—	—	17,764
Equity in loss (income) from subsidiaries	6,942	17,142	—	(24,084)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	3,557	—	3,557
Inventories	—	—	14	—	14
Accounts payable and accrued expenses	—	(394)	(4,903)	—	(5,297)
Unexpired subscriptions and deferred revenue, net	—	—	1,489	—	1,489
Due to (from) affiliate	—	5,750	(5,750)	—	—
Prepaid expenses and other, net	—	—	(219)	—	(219)

Net cash provided (used) by operating activities	—	16,450	(16,984)	—	(534)

Cash flows from investing activities:
Capital expenditures	—	—	(1,342)	—	(1,342)
Net proceeds from sale of assets	—	—	—	—	—
Investments in subsidiaries	—	(20,837)	—	20,837	—

Net cash provided (used) by investing activities	—	(20,837)	(1,342)	20,837	(1,342)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	20,837	(20,837)	—
Proceeds from collection of intercompany notes receivable	—	4,387	—	(4,387)	—
Repayment of intercompany notes payable	—	—	(4,387)	4,387	—

Net cash provided (used) by financing activities	—	4,387	16,450	(20,837)	—

Net increase (decrease) in cash and cash equivalents	—	—	(1,876)	—	(1,876)
Cash and cash equivalents at beginning of period	—	—	47,308	—	47,308

Cash and cash equivalents at end of period	$—	$—	$45,432	$—	$45,432

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 8 — Segment Information — (Continued)

      The Company historically reported and managed its business in conjunction with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandate certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in the Senior Credit Facility. Effective July 1, 2004, the Company amended the terms of its Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries and allows the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, effective July 1, 2004, the Company now reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group. As a result of this change, the comparable 2004 segment information has been restated to reflect the new reporting segments. This reporting change had no impact on the Company’s unaudited Condensed Consolidated Statements of Operations or Statements of Cash Flows.

      The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, restructuring and non-recurring and certain non-cash charges including non-cash compensation (“Adjusted EBITDA”). Any inter-segment revenues included in segment data are not material.

      The following table presents information about the Company’s reportable segments for the periods then ended:

	Three Months
	Ended March 31,

	2005	2004

Revenue, net:
Consumer Tech Group	$14,266	$15,163
Enterprise Group	18,161	15,507
Game Group	10,254	11,298

Total	$42,681	$41,968

	Three Months
	Ended March 31,

	2005	2004

Adjusted EBITDA:
Consumer Tech Group	$1,728	$3,100
Enterprise Group	2,217	194
Game Group	378	(285)

Total	$4,323	$3,009

      Adjusted EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and Adjusted EBITDA should not be considered in isolation or as a substitute for Net income/(loss), Income/(loss) from operations, Cash flows from operating activities or other cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. The Company believes Adjusted EBITDA may be commonly used by certain investors and analysts to evaluate a company’s ability to service debt. Furthermore, Adjusted EBITDA (subject to certain adjustments) was also a component of the Company’s Senior Credit Facility financial covenant calculations. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 8 — Segment Information — (Continued)

directly comparable financial measure under GAAP to Adjusted EBITDA is Income (loss) from operations. Reconciliations between Adjusted EBITDA and Loss from operations are provided below.

	Three Months
	Ended March 31,

	2005	2004

Reconciliation of segment Adjusted EBITDA to consolidated Loss from operations:
Total segment Adjusted EBITDA	$4,323	$3,009
Depreciation and amortization	5,235	5,599
Restructuring charges, net — non-cash	—	—
Non-cash compensation	—	—

Loss from operations	$(912)	$(2,590)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as the unaudited condensed consolidated financial statements and notes thereto included herein. Historical results and percentage relationships set forth in these unaudited condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of results for future operations.

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

      The Consumer Tech Group is principally comprised of four magazines, PC Magazine, Sync, ExtremeTech and our newest launch, DigitalLife (scheduled to debut in June 2005); a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s consumer electronics event, DigitalLife.

      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazines in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily affiliated with the Enterprise Group’s brands, including eweek.com, cioinsight.com, and baselinemag.com, but also include over 30 weekly eNewsletters and the eSeminarsTM business, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Conference Group (“CCG”), which creates and manages several hundred sponsored events per year; Business Information Services (“BIS”), a research and marketing tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

      The Game Group is focused on the videogame market and is principally comprised of three magazines (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and 1up.com, an innovative online destination for gaming enthusiasts. The Game Group discontinued publishing GMR and reduced the frequency of Xbox Nation during the fourth quarter of 2004.

Technology Sector and Economic Trends

      Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which customers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among technology and videogame marketers including print publishers and providers of other technology and videogame information services. Moreover, most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry, including short and long-term capital spending decreases, pricing pressures and temporary surpluses of inventory. Marketing expenditures by videogame companies also are affected by the timing of introduction of new hardware platforms.

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

      Industry trends in the United States over the last several years have had a significant impact on our business. These trends include consolidation among our technology and videogame advertisers and a significant decrease in core technology advertising spending. In response to these negative trends, we undertook cost reduction and restructuring programs in 2001, 2002 and 2004, and as a result of which, we discontinued unprofitable publications, consolidated operations and reduced our workforce.

Results of Operations — Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

      Total Company revenue was $42.7 million for the three months ended March 31, 2005 compared to $42.0 million in the comparable prior period, an increase of $0.7 million or 2%.

      Revenue for the Consumer Tech Group for the first quarter ended March 31, 2005 was $14.3 million, reflecting a decrease of $0.9 million or 6% compared to the $15.2 million reported in the same period last year. The decrease was primarily due to lower advertising revenue for PC Magazine related to its first quarter rate base reduction of 33% to 700,000 as of January 1, 2005. However, the PC Magazine revenue decrease was partially offset by higher e-commerce revenue for the group’s Internet operations and incremental revenue for Sync and ExtremeTech magazines which started publication during the second and fourth quarters of 2004, respectively.

      Revenue for the Enterprise Group for the first quarter ended March 31, 2005 was $18.2 million compared to $15.5 million in the same period last year, reflecting a $2.7 million or 18% improvement. The increase was primarily related to higher advertising and eSeminars revenue from Internet operations, increased CCG event revenues and higher revenue from the BIS business in the first quarter of 2005.

      Revenue for the Game Group for the first quarter ended March 31, 2005 was $10.2 million, down $1.1 million or 10% compared to $11.3 million in the same period last year. The decrease was primarily due to continued softness in the videogame magazine advertising sector which experienced a 17% decline in advertising pages for the first quarter ended March 31, 2005. There were also six fewer issues published by the Game Group during the quarter ended March 31, 2005, primarily related to the discontinuation of GMR magazine and a reduction in the frequency of Xbox Nation magazine.

Cost of production

      Cost of production was $11.8 million for the three months ended March 31, 2005 compared to $12.9 million for the comparable prior year period, a $1.1 million or 9% decrease.

      Total Company cost of production for the Consumer Tech Group for the first quarter ended March 31, 2005 was $3.1 million, down $0.7 million or 18% compared to $3.8 million in the prior year period. The decrease in production costs was primarily related to the PC Magazine rate base reduction which resulted in substantially lower manufacturing, paper and distribution costs. This decrease was partially offset by incremental costs associated with Sync and ExtremeTech magazines.

      Cost of production for the Enterprise Group was $3.4 million for both of the first quarters ended March 31, 2005 and 2004. Savings realized by the implementation of a number of new production and distribution initiatives and the impact of more favorable supplier contracts were offset by added costs from the increase in advertising pages for the group plus higher Internet costs due to more eSeminars.

      Cost of production for the Game Group for the first quarter ended March 31, 2005 was $5.3 million, reflecting a decrease of $0.4 million or 7% from $5.7 million in the prior year period. The savings realized by producing the six fewer magazines in the first quarter of 2005 and the decrease in the total number of advertising pages were partially offset by additional costs incurred for retail partner fees, videogame DVDs and premiums (e.g. posters, CDs, etc.) used to increase newsstand and subscriber sales.

Selling, general and administrative expenses

      Total Company selling, general and administrative expenses for the three months ended March 31, 2005 were $26.6 million compared to $26.0 million for the comparable prior year period, a $0.6 million or 2% increase.

      Selling, general and administrative expenses for the Consumer Tech Group were $9.4 million for the first quarter ended March 31, 2005, reflecting an increase of $1.1 million or 13% from $8.3 million in the same prior year period. The increase was primarily due to incremental costs associated with Sync and ExtremeTech magazines, and increased content, marketing and sales costs due to higher Internet sales volume.

      Selling, general and administrative expenses for the Enterprise Group were $12.6 million for the first quarter ended March 31, 2005, reflecting an increase of $0.7 million or 6% from $11.9 million in the same prior year period. The increase was primarily due to higher sales volumes for CCG events, BIS, Internet advertising and eSeminars.

      Selling, general and administrative expenses for the Game Group were $4.6 million for the first quarter ended March 31, 2005, reflecting a decrease of $1.3 million or 22% from $5.9 million in the same prior year period. The decrease was primarily due to savings in editorial, circulation and other costs realized as a result of discontinuing the publication of GMR magazine, reducing the frequency of Xbox Nation magazine and decreasing other general expenses.

Depreciation and amortization expense

      Depreciation and amortization expenses were $5.2 million and $5.6 million for the three months ended March 31, 2005 and 2004, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of March 31, 2005 as compared to March 31, 2004.

Interest expense, net

      Interest expense, net was $25.3 million for the three months ended March 31, 2005 compared to $22.0 million for the three months ended March 31, 2004. The increase in interest expense was due principally to increasing rates on the Company’s floating rate debt and higher carrying value on the Company’s Mandatorily Redeemable Preferred Stock. Interest expense for the quarter ended March 31, 2005 included the following non-cash items: (1) $19.9 million related to the accrued dividends on the mandatorily redeemable preferred stock (“Redeemable Preferred Stock”), (2) $0.3 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $0.6 million of amortization of debt issuance costs and (4) $0.4 million of net interest expense related to the Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”). Our weighted average debt outstanding was approximately $310.1 million and $311.3 million, and our weighted average interest rate was 10.1% and 8.6%, for the three months ended March 31, 2005 and 2004, respectively.

Income taxes

      Any tax benefit resulting from the Company’s loss before income taxes for the quarters ended March 31, 2005 and 2004 are offset in full by a valuation allowance. The income tax provision of $68,000 and $89,000 represent state and local taxes.

Net loss

      Net loss of $26.3 million for the three months ended March 31, 2005 increased $1.6 million compared to net loss of $24.7 million for the three months ended March 31, 2004. The increased loss is primarily due to a $3.3 million increase in interest expense which primarily consists of a $2.2 million increase in accrued dividends on the mandatorily redeemable preferred stock and a $0.8 million increase in accrued interest from the compounding notes, partially offset by a $1.7 million improvement in loss from operations.

Liquidity and Capital Resources

      Total cash at March 31, 2005 was $21.1 million. We have historically relied upon cash flow from operating activities, borrowings and investments from our equity sponsors to finance our operations.

      As of March 31, 2005, we were in compliance with all of our debt covenants. Total indebtedness at March 31, 2005 was $308.7 million and consisted of $161.6 million of outstanding principal under the term loan portion of the Senior Credit Facility, $8.2 million of outstanding principal under the revolving portion of the Senior Credit Facility, $12.3 million under the 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and $126.6 million under the Compounding Notes.

      At March 31, 2005, borrowings under the Senior Credit Facility bore interest rates ranging from 7.07% to 7.57% and approximately $1.0 million of borrowing capacity was available under the revolving portion of such facility. The Company made a scheduled principal repayment on March 31, 2005 on the Senior Credit Facility of $4.3 million.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. Through August 13, 2006, interest may be paid, at our option and subject to certain restrictions under the Senior Credit Facility (now paid off), either in cash or by compounding such interest on the Compounding Notes. During the three months ended March 31, 2005, we compounded interest in the amount of $4.2 million. The $4.3 million principal repayment, partially offset by the compounded interest, accounts for the change in total debt from $308.8 million at December 31, 2003 to $308.9 million at March 31, 2005.

      In April 2005, the Company closed a private placement transaction pursuant to which the Company issued $205.0 million of senior secured notes at a floating rate of 3-month LIBOR plus 6.00% which matures in 2012. Interest on the notes is payable quarterly with the first interest payment due on August 1, 2005. The proceeds were used to pay-off the Senior Credit Facility, including accrued interest, and to pay related fees and expenses. The remaining balance of approximately $27.0 million was added to our existing cash balance and is available for general corporate purposes. At March 31, 2005, the Company reclassified $24.0 million of its short-term debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6.

      We believe our cash on hand, coupled with future cash generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs for 2005. Due to the recent refinancing, none of the Company’s outstanding indebtedness contains any covenants that require it to meet any financial covenants on a quarterly basis. The senior secured floating rate notes contain only incurrence-based covenants that require certain financial criteria if the Company intends to take some action such as incur additional debt or make a restricted payment.

Sources and Uses of Cash — Three Months Ended March 31, 2005 and 2004

      Details of changes in cash and cash equivalents during the three months ended March 31, 2005 and 2004 are discussed below.

      Operating Activities. Cash used by operating activities was $6.1 million for the three months ended March 31, 2005 compared to $0.5 million for the three months ended March 31, 2004, representing an increased use of $5.6 million. This increase was primarily attributable to an increase in accounts payable at December 31, 2004 versus the same prior year period and a 21% decrease in Days Payable outstanding. The Company is paying certain vendors more timely in order to take advantage of negotiated discounts. Additionally, we paid $2.8 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively, related to accrued restructuring costs.

      Investing Activities. Cash used by investing activities was $1.0 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively, and primarily represented capital expenditures in both periods.

      Financing Activities. Cash used by financing activities was $4.3 million and $0 for the three months ended March 31, 2005 and 2004. The $4.3 million represents a scheduled principal repayment made in March 2005 related to the Senior Credit Facility.

Off-Balance-Sheet Arrangements

      At March 31, 2005, we did not have any relationships with variable interest entities that have been established for the purpose of facilitating off-balance-sheet debt.

      In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $0.8 million at March 31, 2005, and are not recorded on the Condensed Consolidated Balance Sheet as of March 31, 2005.

      We have also entered into agreements with several executives that include earn-out or incentive payments that are calculated based on the achievement of future revenue and other financial thresholds on measurement dates beginning with the close of our 2006 fiscal year. As of March 31, 2005, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. Based on this, we have not accrued any liabilities in relation to these incentive obligations as of March 31, 2005.

Cyclicality

      Revenue from print advertising accounted for 46.6% of our total revenue for the three months ended March 31, 2005. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results with respect to prior periods.

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

Effect of Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations.

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

Interest Rate Risk

      The fixed interest rate on our 12% Notes and our Compounding Notes results in $138.9 million, or 45%, of our funded debt being effectively set at a fixed rate of interest as of March 31, 2005. The remaining 55% of funded debt has a variable rate tied to LIBOR. Accordingly, a 1% fluctuation in interest rates would cause a $1.7 million fluctuation in annual interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

      We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our Cost of production. In 2001 and 2002, paper prices declined significantly and remained essentially unchanged for 2003. In addition, during 2001 we outsourced the majority of our paper buying to our printers. Our paper prices remained stable for the first six months of 2004 due to price protection contracts we entered into with some of our suppliers. An industry-wide paper increases of 7% and 8% took effect on July 1, 2004 and September 1, 2004, respectively. However, due to the price protection provisions in our contracts, our increase was 17% less than the industry average and has remained stable since this time.

      Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and most recently 9.9% in July 2002. Due to legislation in 2003, the Postmaster General announced that postage rates will not increase again until 2006. A rate case has been filed and current industry projections indicate that the 2006 postage increase could be in the range of 5% – 8%.

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

      a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of March 31, 2005 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

      b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement and various other claims arising out of the termination of his employment. We made a motion to dismiss in December 2001, which was subsequently denied as against Ziff Davis Media and granted as against defendants Alan Perlman and Willis Stein. In June 2003, the Appellate Division modified the lower court’s order to grant defendants’ motion to dismiss plaintiff’s claim for punitive damages and otherwise affirmed the lower court’s order. In November 2004 the Supreme Court granted in part and denied in part defendants’ motion for summary judgment, dismissing four of plaintiff’s six causes of action; and granted plaintiff’s motion for summary judgment, dismissing defendants’ counterclaim. In December 2004 plaintiff filed a notice of appeal of that order. In March 2005, a settlement agreement was executed pursuant to which the case was dismissed.

      In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted the Company’s request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee sued it in Greece for damages. In April 2005, the Company was informed that the former licensee sued the Company’s current licensee and one of its employees. The Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations. The Company cannot give any assurances as to the outcome of these matters, however.

      We are subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

10.1	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan, dated as of March 23, 2005.
10.2	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Bart Catalane, dated as of March 23, 2005.
10.3	Offer Letter by and between Ziff Davis Media Inc. and Mr. Kenneth Beach, dated as of March 4, 2005.
10.4	Publishing License Agreement by and between Sony Computer Entertainment America Inc. and Ziff Davis Media Inc., executed as of March 31, 2005.

10.5	Form of Special Bonus Agreement, dated as of April 1, 2005, by and between Ziff Davis Media Inc. and certain employees.
10.6	Form of Special Bonus Agreement, dated as of April 1, 2005, by and between Ziff Davis Media Inc. and certain employees.
31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification for Derek Irwin pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification for Derek Irwin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On March 4, 2005, the Registrant filed a Form 8-K related to its issuance of a press release describing its financial results for the year ended December 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ DEREK IRWIN

Derek Irwin
CHIEF FINANCIAL OFFICER

Date: May 13, 2005