Form 10-Q
period 2005-06-30
ZIFF DAVIS HOLDINGS INC
filed 2005-08-12
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES ☐          NO ☑

          As of August 12, 2005, 2,311,049 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$45,525	$32,592
Accounts receivable, net	26,162	34,776
Inventories	453	575
Prepaid expenses and other current assets	6,565	6,661

Total current assets	78,705	74,604
Property and equipment, net	14,775	15,004
Intangible assets, net	199,308	207,141
Goodwill, net	39,903	39,903
Other assets, net	20,670	15,650

Total assets	$353,361	$352,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,072	$20,280
Accrued expenses and other current liabilities	28,581	25,804
Current portion of long-term debt	—	23,991
Unexpired subscriptions and deferred revenue, net	18,812	20,327

Total current liabilities	58,465	90,402
Long-term debt	348,287	284,866
Accrued interest — compounding notes	68,503	76,190
Accrued expenses — long-term	12,509	14,978
Mandatorily redeemable preferred stock	855,313	814,549
Other non-current liabilities	14,651	19,854

Total liabilities	1,357,728	1,300,839

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,030,164)	(974,334)

Total stockholders’ deficit	(1,004,367)	(948,537)

Total liabilities and stockholders’ deficit	$353,361	$352,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue, net	$45,347	$51,328	$88,028	$93,296

Operating expenses:
Cost of production	12,711	14,423	24,492	27,356
Selling, general and administrative expenses	29,517	28,756	56,094	54,782
Depreciation and amortization of property and equipment	1,361	1,992	2,641	3,785
Amortization of intangible assets	3,955	3,807	7,910	7,613

Total operating expenses	47,544	48,978	91,137	93,536

Income (loss) from operations	(2,197)	2,350	(3,109)	(240)
Interest expense, net	(27,255)	(22,668)	(52,597)	(44,695)

Loss before income taxes	(29,452)	(20,318)	(55,706)	(44,935)
Income tax provision	56	76	124	165

Net loss	$(29,508)	$(20,394)	$(55,830)	$(45,100)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(55,830)	$(45,100)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	10,551	11,398
Provision for doubtful accounts	525	569
Non-cash rent expense	83	(273)
Non-cash interest expense on compounding notes, net	884	720
Amortization of debt issuance costs	1,728	1,079
Non-cash compensation	6	1,367
Accrued dividends on mandatorily redeemable preferred stock	40,764	36,089
Changes in operating assets and liabilities:
Accounts receivable	8,089	(1,828)
Inventories	122	(25)
Prepaid expenses and other assets, net	(735)	(273)
Accounts payable and accrued expenses	(14,468)	(6,476)
Unexpired subscriptions and deferred revenue, net	(1,515)	774

Net cash used by operating activities	(9,796)	(1,979)

Cash flows from investing activities:
Capital expenditures	(2,412)	(3,259)
Acquisitions	(77)	—

Net cash used by investing activities	(2,489)	(3,259)

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	205,000	—
Repayment of borrowings under senior credit facilities	(174,141)	(6,400)
Debt issuance costs	(5,641)	—

Net cash provided (used) by financing activities	25,218	(6,400)

Net increase (decrease) in cash and cash equivalents	12,933	(11,638)
Cash and cash equivalents at beginning of period	32,592	47,308

Cash and cash equivalents at end of period	$45,525	$35,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(dollars in thousands)

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Loss

Balance at December 31, 2004	2,311,049	$17,329	$8,468	$(974,334)	$(948,537)	$—
Net loss	—	—	—	(55,830)	(55,830)	(55,830)

Balance at June 30, 2005	2,311,049	$17,329	$8,468	$(1,030,164)	$(1,004,367)	$(55,830)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at June 30, 2005 and the results of its consolidated operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004 and changes in stockholders’ deficit from December 31, 2004 to June 30, 2005 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Formation of Ziff Davis Holdings Inc.

      The Company is an integrated media company focused on the technology and videogame markets. The Company is an information services and marketing solutions provider of technology media including publications, websites, conferences, events, eSeminarsTM, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority-owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. The Company’s major subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.

Operations

      The Company reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group.

      The Consumer Tech Group is principally comprised of four magazines, PC Magazine, Sync, ExtremeTech and the Company’s newest launch, DigitalLife; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s consumer electronics event, DigitalLife.

      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazines in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily affiliated with the Enterprise Group’s brands, including eweek.com, cioinsight.com, and baselinemag.com, but also include over 30 weekly eNewsletters and the eSeminars business, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Solutions Group (“CSG”), which creates and manages several hundred sponsored events per year; Business Information Services (“BIS”), a research and marketing tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

      The Game Group is focused on the videogame market and is principally comprised of three magazines (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and lup.com, an online destination for gaming enthusiasts.

      For additional information on the Company’s operating segments, see Note 8.

Principles of Consolidation

      The financial statements of the Company as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net loss, as reported	$(29,508)	$(20,394)	$(55,830)	$(45,100)
Stock-based employee compensation expense determined under the fair value basis for all awards, net of related tax effects	—	(2)	—	(3)

Pro forma net loss	$(29,508)	$(20,396)	$(55,830)	$(45,103)

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)

      The options granted under the 2002 Stock Option plan are variable awards and contain certain cash settlement features as described in the Company’s most recent filing on Form 10-K. They are not exercisable until the earlier of a sale of the Company or 30 days following an initial public offering (as defined in the 2002 Stock Option Plan), or the seventh anniversary of the option grant date. Options generally vest over a five year period, however, vesting accelerates upon a sale of the Company. As of June 30, 2005, the following options were vested: 8,891 of the Series D options, 10,808 of the Series B options, 36,001 of the Series A options and 5,414,868 of the common stock options. Due to the nature of the rights granted to the option holders and the debt classification of the underlying securities in the case of the options on the preferred stock, the Company accounts for the preferred stock option grants under the 2002 Stock Option Plan using a fair value methodology. The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. The value of the options are remeasured at each reporting period and any changes in the value are recorded as compensation expense in that period relative to the vested portion of the outstanding options. The Company recognized compensation expense of $6 within selling, general and administrative expenses in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2005, related to these options.

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS, NET

      As of June 30, 2005 and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of June 30, 2005			As of December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$184,178	$(67,115)	$117,063	$184,178	$(60,144)	$124,034
Trademarks/trade names	26,097	(5,842)	20,255	26,097	(5,144)	20,953
Subscriber lists and other	13,048	(11,841)	1,207	12,973	(11,600)	1,373

Total amortized intangible assets	223,323	(84,798)	138,525	223,248	(76,888)	146,360

Unamortized intangible assets:
Trademarks/trade names	66,648	(5,865)	60,783	66,648	(5,865)	60,783
Goodwill	47,170	(7,267)	39,903	47,168	(7,267)	39,901

Total unamortized intangible assets	113,818	(13,132)	100,686	113,816	(13,132)	100,684

Total intangible assets	$337,141	$(97,930)	$239,211	$337,064	$(90,020)	$247,044

      Amortization expense associated with intangible assets at June 30, 2005 is estimated to be $3,955 for each quarter of 2005 and approximately $15,820 for each year beginning in 2006 through 2010.

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

      As of June 30, 2005, there was $18,742 of accrued restructuring charges included on the Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses — long term. The remaining accrued balances primarily relate to facilities consolidation expenses. During the three and six months ended June 30, 2005, the Company made $2,143 and $4,899 of payments, respectively, primarily related to severance and real estate leases for vacant space. The Company anticipates making further payments in 2005 of approximately $3,860, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 3 — ACCRUED RESTRUCTURING CHARGES — (continued)

      The following table summarizes the activity with respect to the accrued restructuring charge balances for the six months ended June 30, 2005:

	As of			As of
	December 31,		Adjustment	June 30,
	2004	Payments	to Accrual	2005

Employee severance costs	$3,920	$(2,059)	$—	$1,861
Facilities consolidation and other costs	19,035	(2,840)	686	16,881

Total	$22,955	$(4,899)	$686	$18,742

      The $686 adjustment to the accrual was due primarily to interest accretion on restructured leases which were initially recorded at present value.

NOTE 4 — DEBT

      As of June 30, 2005, the Company’s total indebtedness was $348,287, consisting of the following:

•	$205,000 of Senior Secured Floating Rate Notes due 2012 (the “Senior Secured Notes”),

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$131,007 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”).

      In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Senior Secured Notes at a floating interest rate of 3-month LIBOR plus 6.00% which matures in 2012. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay-off the Company’s former Amended and Restated Credit Agreement dated August 12, 2002 (the “Senior Credit Facility”), including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27,000 was added to the Company’s existing cash balance and is available for general corporate purposes. As a result of paying-off the Senior Credit Facility, the Company was required to fund its outstanding letters of credit in the amount of $831. This is recorded as a component of Other assets, net on the Condensed Consolidated Balance Sheet at June 30, 2005.

      Simultaneously with the initial sale of the Senior Secured Notes, the Company entered into a registration rights agreement, under which it agreed to commence an offer to exchange the originally issued notes with a series of publicly registered notes with substantially identical terms. Under the exchange offer, which commenced on June 24, 2005 and expired on July 22, 2005, 100% of the originally issued notes were tendered and exchanged for publicly registered notes. The Senior Secured Notes are, subject to certain exceptions and permitted liens, secured by a first priority security interest in substantially all of the Company’s existing and future assets.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option, either in cash or by compounding such interest on the Compounding Notes. During the three and six months ended June 30, 2005, the Company compounded interest in the amount of $4,357 and $8,571, respectively. The new Senior Secured Notes of $205,000 plus the Compounding Notes interest of $8,571, partially offset by the pay-off of the Senior Credit Facility of $174,141, accounts for the change in total debt from $308,857 at December 31, 2004 to $348,287 at June 30, 2005.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 4 — DEBT — (continued)

      The issuance of the Compounding Notes has been accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The June 30, 2005 balance of $68,503 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three and six months ended June 30, 2005, the Company amortized $3,908 and $7,688, respectively, as a reduction of interest expense.

      The Company believes that its cash on hand, coupled with future cash generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for 2005. Due to the recent Senior Secured Notes issuance, none of the Company’s outstanding indebtedness require it to meet any financial covenants on a quarterly basis. The Senior Secured Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if the Company intends to take some action, such as incur additional debt or make a restricted payment.

NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK

      The following table details activity in the Redeemable Preferred Stock account for the three months ended June 30, 2005:

	Redeemable Preferred Stock

	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2004	$495,297	$144,130	$5,173	$133,828	$36,121	$814,549
Dividends payable	16,094	7,859	—	14,998	1,813	40,764

Balance at June 30, 2005	$511,391	$151,989	$5,173	$148,826	$37,934	$855,313

      The Company, effective January 1, 2004, has recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet pursuant to SFAS 150.

NOTE 6 — CONTINGENCIES

      In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted its request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee sued it in Greece for damages. In April 2005, the Company was informed that the Former Licensee sued its current licensee and one of its employees. The Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations. The Company cannot give any assurances as to the outcome of these matters, however.

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION

Guarantor Financial Information

      Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. Ziff Davis Media is prohibited from making any payments to Ziff Davis Holdings before such time as its obligations under the Compounding Notes and the Senior Secured Notes are satisfied. In addition, the making of loans, advances or other payments by Ziff Davis Media to Ziff Davis Holdings may be subject to regulatory and contractual restrictions. Subsidiary payments are also contingent upon earnings and various business and other considerations. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that: (1) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries; (2) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media; and (3) Ziff Davis Holdings has unconditionally guaranteed the Senior Secured Notes, the 12% Notes and the Compounding Notes.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

      The following tables present combining financial data detailing Ziff Davis Holdings, Ziff Davis Media, the guarantor subsidiaries and related elimination entries.

	At June 30, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$45,525	$—	$45,525
Accounts receivable, net	—	—	26,162	—	26,162
Inventories	—	—	453	—	453
Prepaid expenses and other current assets	—	—	6,565	—	6,565
Due from (to) affiliates	1	(175,184)	175,183	—	—

Total current assets	1	(175,184)	253,888	—	78,705
Property and equipment, net	—	—	14,775	—	14,775
Investments in subsidiaries, equity method	(149,055)	(22,972)	—	172,027	—
Intangible assets, net	—	—	199,308	—	199,308
Goodwill, net	—	—	39,903	—	39,903
Notes receivable — affiliate	—	453,525	—	(453,525)	—
Other assets, net	—	15,708	4,962	—	20,670

Total assets	$(149,054)	$271,077	$512,836	$(281,498)	$353,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$—	$11,072	$—	$11,072
Accrued expenses and other current liabilities	—	4,198	24,383	—	28,581
Unexpired subscriptions and deferred revenue, net	—	—	18,812	—	18,812

Total current liabilities	—	4,198	54,267	—	58,465
Long-term debt	—	348,287	—	—	348,287
Accrued interest — compounding notes	—	68,503	—	—	68,503
Notes payable — affiliate	—	—	453,525	(453,525)	—
Accrued expenses — long-term	—	—	12,509	—	12,509
Mandatorily redeemable preferred stock	855,313	—	—	—	855,313
Other non-current liabilities	—	—	14,651	—	14,651

Total liabilities	855,313	420,988	534,952	(453,525)	1,357,728

Stockholders’ deficit:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,329	—	28	(28)	17,329
Additional paid-in capital	8,468	566,631	762,243	(1,328,874)	8,468
Accumulated deficit	(1,030,164)	(716,542)	(785,621)	1,502,163	(1,030,164)

Total stockholders’ deficit	(1,004,367)	(149,911)	(22,116)	172,027	(1,004,367)

Total liabilities and stockholders’ deficit	$(149,054)	$271,077	$512,836	$(281,498)	$353,361

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	At December 31, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32,592	$—	$32,592
Accounts receivable, net	—	—	34,776	—	34,776
Inventories	—	—	575	—	575
Prepaid expenses and other current assets	—	—	6,661	—	6,661
Due from (to) affiliates	1	(190,067)	190,066	—	—

Total current assets	1	(190,067)	264,670	—	74,604
Property and equipment, net	—	—	15,004	—	15,004
Investments in subsidiaries, equity method	(133,989)	(34,166)	—	168,155	—
Intangible assets, net	—	—	207,141	—	207,141
Goodwill net	—	—	39,903	—	39,903
Note receivable — affiliate	—	464,800	—	(464,800)	—
Other assets, net	—	10,964	4,686	—	15,650

Total assets	$(133,988)	$251,531	$531,404	$(296,645)	$352,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$—	$20,280	$—	$20,280
Accrued expenses and other current liabilities	—	1,329	24,475	—	25,804
Current portion of long-term debt	—	23,991	—	—	23,991
Unexpired subscriptions and deferred revenue, net	—	—	20,327	—	20,327

Total current liabilities	—	25,320	65,082	—	90,402
Long-term debt	—	284,866	—	—	284,866
Accrued interest — compounding notes	—	76,190	—	—	76,190
Note payable — affiliate	—	—	464,800	(464,800)	—
Accrued expenses — long-term	—	—	14,978	—	14,978
Mandatorily redeemable preferred stock	814,549	—	—	—	814,549
Other non-current liabilities	—	—	19,854	—	19,854

Total liabilities	814,549	386,376	564,714	(464,800)	1,300,839

Stockholders’ deficit:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,329	—	28	(28)	17,329
Additional paid-in capital	8,468	566,631	720,420	(1,287,051)	8,468
Accumulated deficit	(974,334)	(701,476)	(754,992)	1,456,468	(974,334)

Total stockholders’ deficit	(948,537)	(134,845)	(33,310)	168,155	(948,537)

Total liabilities and stockholders’ deficit	$(133,988)	$251,531	$531,404	$(296,645)	$352,302

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended June 30, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$45,347	$—	$45,347

Operating expenses:
Cost of production	—	—	12,711	—	12,711
Selling, general and administrative expenses	—	—	29,517	—	29,517
Depreciation and amortization of property and equipment	—	—	1,361	—	1,361
Amortization of intangible assets	—	—	3,955	—	3,955

Total operating expenses	—	—	47,544	—	47,544

Loss from operations	—	—	(2,197)	—	(2,197)
Equity in income (loss) from subsidiaries	(8,688)	(15,833)	—	24,521	—
Intercompany interest income (expense)	—	13,775	(13,775)	—	—
Interest income (expense), net	(20,820)	(6,630)	195	—	(27,255)

Loss before income taxes	(29,508)	(8,688)	(15,777)	24,521	(29,452)
Income tax provision	—	—	56	—	56

Net income (loss)	$(29,508)	$(8,688)	$(15,833)	$24,521	$(29,508)

	Three Months Ended June 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$51,328	$—	$51,328

Operating expenses:
Cost of production	—	—	14,423	—	14,423
Selling, general and administrative expenses	—	—	28,756	—	28,756
Depreciation and amortization of property and equipment	—	—	1,992	—	1,992
Amortization of intangible assets	—	—	3,807	—	3,807

Total operating expenses	—	—	48,978	—	48,978

Income from operations	—	—	2,350	—	2,350
Equity in income (loss) from subsidiaries	(2,069)	(12,085)	—	14,154	—
Intercompany interest income (expense)	—	14,451	(14,451)	—	—
Interest income (expense), net	(18,325)	(4,435)	92	—	(22,668)

Loss before income taxes	(20,394)	(2,069)	(12,009)	14,154	(20,318)
Income tax provision	—	—	76	—	76

Net income (loss)	$(20,394)	$(2,069)	$(12,085)	$14,154	$(20,394)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$88,028	$—	$88,028

Operating expenses:
Cost of production	—	—	24,492	—	24,492
Selling, general and administrative expenses	—	—	56,094	—	56,094
Depreciation and amortization of property and equipment	—	—	2,641	—	2,641
Amortization of intangible assets	—	—	7,910	—	7,910

Total operating expenses	—	—	91,137	—	91,137

Loss from operations	—	—	(3,109)	—	(3,109)
Equity in income (loss) from subsidiaries	(15,066)	(30,629)	—	45,695	—
Intercompany interest income (expense)	—	27,719	(27,719)	—	—
Interest income (expense), net	(40,764)	(12,156)	323	—	(52,597)

Loss before income taxes	(55,830)	(15,066)	(30,505)	45,695	(55,706)
Income tax provision	—	—	124	—	124

Net income (loss)	$(55,830)	$(15,066)	$(30,629)	$45,695	$(55,830)

	Six Months Ended June 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$93,296	$—	$93,296

Operating expenses:
Cost of production	—	—	27,356	—	27,356
Selling, general and administrative expenses	—	—	54,782	—	54,782
Depreciation and amortization of property and equipment	—	—	3,785	—	3,785
Amortization of intangible assets	—	—	7,613	—	7,613

Total operating expenses	—	—	93,536	—	93,536

Loss from operations	—	—	(240)	—	(240)
Equity in income (loss) from subsidiaries	(9,011)	(29,227)	—	38,238	—
Intercompany interest income (expense)	—	29,034	(29,034)	—	—
Interest income (expense), net	(36,089)	(8,818)	212	—	(44,695)

Loss before income taxes	(45,100)	(9,011)	(29,062)	38,238	(44,935)
Income tax provision	—	—	165	—	165

Net income (loss)	$(45,100)	$(9,011)	$(29,227)	$38,238	$(45,100)

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(55,830)	$(15,066)	$(30,629)	$45,695	$(55,830)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	10,551	—	10,551
Provision for doubtful accounts	—	—	525	—	525
Non-cash rent expense	—	—	83	—	83
Amortization of accrued interest on Compounding Notes, net	—	884	—	—	884
Amortization of debt issuance costs	—	1,728	—	—	1,728
Non-cash compensation	—	—	6	—	6
Accrued dividends on mandatorily Redeemable Preferred Stock	40,764	—	—	—	40,764
Equity in loss (income) from subsidiaries	15,066	30,629	—	(45,695)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	8,089	—	8,089
Inventories	—	—	122	—	122
Prepaid expenses and other assets, net	—	(831)	96	—	(735)
Accounts payable and accrued expenses	—	2,869	(17,337)	—	(14,468)
Unexpired subscriptions and deferred revenue, net	—	—	(1,515)	—	(1,515)
Due to (from) affiliates	—	(14,568)	14,568	—	—

Net cash provided (used) by operating activities	—	5,645	(15,441)	—	(9,796)

Cash flows from investing activities:
Capital expenditures	—	—	(2,412)	—	(2,412)
Acquisitions	—	—	(77)	—	(77)
Investments in subsidiaries	—	(42,138)	—	42,138	—

Net cash provided (used) by investing activities	—	(42,138)	(2,489)	42,138	(2,489)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	42,138	(42,138)	—
Proceeds from collection of intercompany notes receivable	—	11,275	—	(11,275)	—
Proceeds from Senior Secured Notes offering	—	205,000	—	—	205,000
Repayment of borrowings under Senior Credit Facility	—	(174,141)	—	—	(174,141)
Repayment of intercompany notes payable	—	—	(11,275)	11,275	—
Debt issuance costs	—	(5,641)	—	—	(5,641)

Net cash provided (used) by financing activities	—	36,493	30,863	(42,138)	25,218

Net increase in cash and cash equivalents	—	—	12,933	—	12,933
Cash and cash equivalents at beginning of period	—	—	32,592	—	32,592

Cash and cash equivalents at end of period	$—	$—	$45,525	—	$45,525

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Six Months Ended June 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(45,000)	$(9,011)	$(29,227)	$38,238	$(45,100)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	11,398	—	11,398
Provision for doubtful accounts	—	—	569	—	569
Non-cash rent expense	—	—	(273)	—	(273)
Amortization of accrued interest on Compounding Notes, net	—	720	—	—	720
Amortization of debt issuance costs and non-cash interest expense	—	1,079	—	—	1,079
Non-cash compensation	—	—	1,367	—	1,367
Accrued dividends on mandatorily Redeemable Preferred Stock	36,089	—	—	—	36,089
Equity in loss (income) from subsidiaries	9,011	29,227	—	(38,238)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,828)	—	(1,828)
Inventories	—	—	(25)	—	(25)
Prepaid expenses and other assets, net	—	—	(273)	—	(273)
Accounts payable and accrued expenses	—	(48)	(6,428)	—	(6,476)
Unexpired subscriptions and deferred revenue, net	—	—	774	—	774
Due to (from) affiliates	—	18,164	(18,164)	—	—

Net cash provided (used) by operating activities	—	40,131	(42,110)	—	(1,979)

Cash flows from investing activities:
Capital expenditures	—	—	(3,259)	—	(3,259)
Investments in subsidiaries	—	(43,756)	—	43,756	—

Net cash provided (used) by investing activities	—	(43,756)	(3,259)	43,756	(3,259)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	43,756	(43,756)	—
Proceeds from collection of intercompany notes receivable	—	10,025	—	(10,025)	—
Repayment of borrowings under Senior Credit Facility	—	(6,400)	—	—	(6,400)
Repayment of intercompany notes payable	—	—	(10,025)	10,025	—

Net cash provided (used) by financing activities	—	3,625	33,731	(43,756)	(6,400)

Net increase (decrease) in cash and cash equivalents	—	—	(11,638)	—	(11,638)
Cash and cash equivalents at beginning of period	—	—	47,308	—	47,308

Cash and cash equivalents at end of period	$—	$—	$35,670	$—	$35,670

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

      The Company historically reported and managed its business in conjunction with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandate certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in the Senior Credit Facility. Effective July 1, 2004, the Company amended the terms of its Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries and allowed the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result, effective July 1, 2004, the Company now reports and manages its business along the following operating segments: the Consumer Tech Group, the Enterprise Group and the Game Group. As a result of this change, the comparable 2004 information has been restated to reflect the new reporting segments. This reporting change had no impact on the Company’s unaudited Condensed Consolidated Statements of Operations or Statements of Cash Flows.

      The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, restructuring charges and other non-recurring or non-cash charges including non-cash compensation (“Adjusted EBITDA”). Any inter-segment revenues included in segment data are not material.

      The following table presents information about the Company’s reportable segments for the periods then ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenue, net:
Consumer Tech Group	$16,636	$21,118	$30,903	$36,282
Enterprise Group	19,713	19,322	37,875	34,829
Game Group	8,998	10,888	19,250	22,186

Total	$45,347	$51,328	$88,028	$93,297

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Adjusted EBITDA:
Consumer Tech Group	$2,421	$6,510	$4,170	$9,567
Enterprise Group	1,885	3,955	4,108	4,143
Game Group	(1,181)	(949)	(830)	(1,185)

Total	$3,125	$9,516	$7,448	$12,525

      Adjusted EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and Adjusted EBITDA should not be considered in isolation or as a substitute for Net income/(loss), Income/(loss) from operations, Cash flows from operating activities or other cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. The Company believes Adjusted EBITDA may be commonly used by certain investors and analysts to evaluate a company’s ability to service debt. Furthermore, Adjusted EBITDA (subject to certain adjustments) was also a component of the Company’s Senior Credit Facility financial covenant calculations. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(dollars in thousands, except per share data)

NOTE 8 — Segment Information — (continued)

directly comparable financial measure under GAAP to Adjusted EBITDA is Income (loss) from operations. Reconciliations between Adjusted EBITDA and Income (loss) from operations are provided below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Reconciliation of segment Adjusted EBITDA to consolidated Income (loss) from operations:
Total segment Adjusted EBITDA	$3,125	$9,516	$7,448	$12,525
Less:
Depreciation and amortization	5,316	5,799	10,551	11,398
Non-cash compensation	6	1,367	6	1,367

Income (loss) from operations	$(2,197)	$2,350	$(3,109)	$(240)

      The majority of the Company’s assets relate to Goodwill, Intangible assets and Accounts receivable, which are managed centrally at the corporate level. Accordingly, the Chief Operating Decision Maker does not use segment asset information for capital allocation decisions, and therefore such disclosure is not provided herein. Also, the Company has no foreign operations, therefore geographical segment data is not applicable.

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

Overview

      We are a leading integrated media company focused on the technology and videogame markets. We are an information services and marketing solutions provider of technology media including publications, websites, conferences, events, eSeminarsTM, eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority-owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.

      The Company’s operations are classified into three reportable segments: the Consumer Tech Group, the Enterprise Group and the Game Group.

      The Consumer Tech Group is principally comprised of four magazines, PC Magazine, Sync, ExtremeTech and our newest launch, DigitalLife; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s consumer electronics event, DigitalLife.

      The Enterprise Group is comprised of several businesses in the magazine, Internet, event, research and marketing tools areas. The three magazines in this segment are eWEEK, CIO Insight and Baseline. The Internet properties in this segment are primarily affiliated with the Enterprise Group’s brands, including eweek.com, cioinsight.com, and baselinemag.com, but also include over 30 weekly eNewsletters and the eSeminars business, which produces sponsored interactive webcasts. This segment also includes the Company’s Custom Solutions Group (“CSG”), which creates and manages several hundred sponsored events per year; Business Information Services (“BIS”), a research and marketing tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

      The Game Group is focused on the videogame market and is principally comprised of three magazines (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and 1up.com, an online destination for gaming enthusiasts.

Technology Sector and Economic Trends

      Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which customers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among technology and videogame marketers including print publishers and providers of other technology and videogame information services. Moreover, most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry, including short and long-term capital spending decreases, pricing pressures and temporary surpluses of inventory. Marketing expenditures by videogame companies also are affected by the timing of introduction of new console platforms.

      Our revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches. New publications generally require several years to achieve profitability and upon achieving initial profitability, often have lower operating margins than more established publications. Accordingly, our total revenue and profitability from year to year may be affected by the number and timing of our new product launches. If we conclude that a new publication or service will not achieve certain milestones with regard to revenue, profitability and cash flow within a reasonable period of time, management may discontinue such publication or service, or merge it into another existing publication or service.

      Industry trends in the United States over the last several years have had a significant impact on our business. These trends include consolidation among our technology and videogame advertisers and a significant decrease in core technology advertising spending in print media. In response to these negative trends, we undertook cost reduction and restructuring programs in 2001, 2002 and 2004, and as a result of which, we discontinued certain unprofitable publications, consolidated operations and reduced our workforce.

Results of Operations — Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue

      Total Company revenue was $45.3 million for the three months ended June 30, 2005 compared to $51.3 million in the comparable prior period, a decrease of $6.0 million or 12%.

      Revenue for the Consumer Tech Group for the second quarter ended June 30, 2005 was $16.6 million, reflecting a decrease of $4.5 million or 21% compared to the $21.1 million reported in the same period last year. The decrease was primarily related to lower print advertising, subscription, event and list rental revenues for PC Magazine, which were partially offset by higher Sync magazine, ExtremeTech magazine and online revenues. PC Magazine’s lower advertising revenues were principally due to two factors: i) a 70 page or 15% reduction in the number of ads in the second quarter of 2005 versus 2004, due primarily to the decline in the overall technology publishing market and, to a lesser extent, a decrease in PC Magazine’s market share; and ii) a reduction in the average price per page, which is primarily related to its 33% circulation rate base reduction from 1,050,000 to 700,000 readers as of January 1, 2005. Sync magazine’s revenue increase was due to a 45 page increase in ads resulting from an additional issue published during the second quarter of 2005, plus a higher average price per page. ExtremeTech magazine’s revenue increase was due to the launch of the magazine during the fourth quarter of 2004. Online revenues increased as a result of higher site traffic (unique visitors and page views).

      Revenue for the Enterprise Group for the second quarter ended June 30, 2005 was $19.7 million compared to $19.3 million in the same period last year, reflecting a $0.4 million or 2% improvement. The increase was primarily related to higher online revenues for advertising, eSeminars and virtual trade shows, which, including results for the two Internet companies acquired during the fourth quarter of 2004, grew by 84% during the second quarter of 2005 versus 2004. In addition, CSG event and BIS project revenues increased by over 60% for the second quarter of 2005, due to the increase in the number of events and BIS projects for the quarter. However, partially offsetting these increases, the Group’s print advertising revenues decreased by 20%, primarily due to the overall decline in the enterprise technology publishing market, which decreased by 12% or 432 pages for the second quarter of 2005 versus 2004. This decrease in print advertising pages also created intense pricing pressure and reductions in the average prices per page at the Company and across the entire industry. In addition, the Business 4Site event held in June 2004 was not repeated in 2005 due to the decision to cancel that series of events in late 2004.

      Revenue for the Game Group for the second quarter ended June 30, 2005 was $9.0 million, down $1.9 million or 17% compared to $10.9 million in the same period last year. The decrease was primarily due to the discontinuation of GMR magazine and a reduction in the frequency of Xbox Nation magazine, which occurred in the fourth quarter of 2004 due to the anticipated softness in videogame advertising in the quarters preceding the launch of the new game consoles (Xbox 360, PlayStation 3 and Nintendo Revolution) starting in late 2005. The decrease also reflects a decline in newsstand and other single copy sales, primarily for Official U.S. PlayStation Magazine, that related to slower consumer demand in advance of the new game console cycle.

Cost of production

      Total Company cost of production was $12.7 million for the three months ended June 30, 2005 compared to $14.4 million for the comparable prior year period, a $1.7 million or 12% decrease.

      Cost of production for the Consumer Tech Group for the second quarter ended June 30, 2005 was $4.0 million, down $1.0 million or 20% compared to $5.0 million in the prior year period. The decrease in production costs was primarily related to the PC Magazine circulation rate base reduction which resulted in a 33% decrease in its manufacturing, paper and distribution costs for the second quarter of 2005 versus 2004. This decrease was partially offset by incremental costs for the added issue of Sync magazine and the launch of ExtremeTech magazine in the fourth quarter of 2004.

      Cost of production for the Enterprise Group for the second quarter ended June 30, 2005 was $3.4 million, down $0.4 million or 11% compared to $3.8 million in the prior year period. The decrease in production costs was primarily related to the 2004 Business 4Site event that was not repeated in 2005 and was partially offset by higher online production costs due to an increase in the number of eSeminars and virtual trade shows.

      Cost of production for the Game Group for the second quarter ended June 30, 2005 was $5.3 million, reflecting a decrease of $0.3 million or 5% from $5.6 million in the prior year period. The savings realized by discontinuing GMR magazine and reducing the frequency of Xbox Nation magazine were partially offset by additional costs incurred for retail partner fees, videogame DVDs and premiums (e.g. posters, CDs, etc.) used to try to stimulate newsstand and subscriber sales.

Selling, general and administrative expenses

      Total Company selling, general and administrative expenses for the three months ended June 30, 2005 were $29.5 million compared to $28.8 million for the comparable prior year period, a $0.7 million or 2% increase.

      Selling, general and administrative expenses for the Consumer Tech Group were $10.2 million for both the second quarter ended June 30, 2005 and the same prior year period. The incremental costs to expand the Group’s online content, sales and marketing areas, plus the addition of editorial costs for the extra issues of Sync and ExtremeTech magazines were offset by over $1.8 million of PC Magazine cost savings for circulation, headcount and other expense reductions undertaken in connection with its circulation rate base reduction.

      Selling, general and administrative expenses for the Enterprise Group were $14.4 million for the second quarter ended June 30, 2005, reflecting an increase of $2.4 million or 20% from $12.0 million in the same prior year period. The increase was primarily due to incremental costs to expand the Group’s online content, sales and marketing areas; added CSG event and BIS project costs resulting from higher sales in those areas; new business development expenditures in the Company’s online paid content and tools area for IT professionals; and increased circulation mailing costs for eWEEK to acquire more new names for its reader database. These increases in expense were partially offset by the elimination of marketing costs incurred in 2004 for the Business 4Site event that was not repeated in 2005.

      Selling, general and administrative expenses for the Game Group were $4.9 million for the second quarter ended June 30, 2005, reflecting a decrease of $1.7 million or 26% from $6.6 million in the same prior year period. The decrease was primarily due to savings in editorial, circulation and other costs realized as a result of discontinuing the publication of GMR magazine, reducing the frequency of Xbox Nation magazine and decreasing other general expenses.

Depreciation and amortization expense

      Depreciation and amortization expenses were $5.3 million and $5.8 million for the three months ended June 30, 2005 and 2004, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of June 30, 2005 as compared to June 30, 2004.

Interest expense, net

      Interest expense, net was $27.3 million for the three months ended June 30, 2005 compared to $22.7 million for the three months ended June 30, 2004. The $4.6 million increase in interest expense was due principally to a higher interest rate on our Senior Secured Notes versus our former Senior Credit Facility and higher carrying value on our Mandatorily Redeemable Preferred Stock (“Redeemable Preferred Stock”). Interest expense for the quarter ended June 30, 2005 included the following non-cash items: (1) $20.8 million related to the accrued dividends on the Redeemable Preferred Stock; (2) $1.1 million of amortization of debt issuance costs; (3) $0.4 million of net interest expense related to the Compounding Notes; and (4) $0.3 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value. Our weighted average debt outstanding was approximately $346.8 million and $308.4 million, and our weighted average interest rate was 11.1% and 8.7%, for the three months ended June 30, 2005 and 2004, respectively.

Income taxes

      Any tax benefit resulting from the Company’s loss before income taxes for the quarters ended June 30, 2005 and 2004 are offset in full by a valuation allowance. The income tax provisions of $56,000 and $76,000 represent state and local taxes.

Net loss

      Net loss of $29.5 million for the three months ended June 30, 2005 increased $9.1 million compared to $20.4 million for the three months ended June 30, 2004. The increased loss is primarily due to the $6.0 million decrease in revenue due to the decline in print advertising plus the $4.6 million increase in interest expense due to the issuance of the Senior Secured Notes.

Results of Operations — Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

      Total Company revenue was $88.0 million for the six months ended June 30, 2005 compared to $93.3 million in the comparable prior period, a decrease of $5.3 million or 6%.

      Revenue for the Consumer Tech Group for the six months ended June 30, 2005 was $30.9 million, reflecting a decrease of $5.4 million or 15% compared to the $36.3 million reported in the same period last year. The decrease was primarily related to lower print advertising, subscription, event and list rental revenues for PC Magazine related to its 33% circulation rate base reduction from 1,050,000 to 700,000 as of January 1, 2005. However, the PC Magazine revenue decrease was partially offset by higher Sync magazine, ExtremeTech magazine and online revenues.

      Revenue for the Enterprise Group for the six months ended June 30, 2005 was $37.9 million compared to $34.8 million in the same period last year, reflecting a $3.1 million or 9% improvement. The increase was primarily related to higher online revenues for advertising, eSeminars and virtual trade shows. In addition, CSG event and BIS project revenues increased due to growth in the number of events and BIS projects. However, partially offsetting these increases, the Group’s print advertising revenues decreased primarily due to the overall decline in the enterprise technology publishing market. This decrease in print advertising pages also created intense pricing pressure and reductions in the average prices per page at the Company and across the entire industry. In addition, the Business 4Site event held in June 2004 was not repeated in 2005 due to the decision to cancel that series of events in late 2004.

      Revenue for the Game Group for the six months ended June 30, 2005 was $19.2 million, down $3.0 million or 14% compared to $22.2 million in the same period last year. The decrease was primarily due to the discontinuation of GMR magazine and a reduction in the frequency of Xbox Nation magazine, which occurred in the fourth quarter of 2004 due to the anticipated softness in videogame advertising in the quarters preceding the launch of the new game consoles (Xbox 360, PlayStation 3 and Nintendo Revolution) starting in late 2005. The decrease also reflects a decline in newsstand and other single copy sales, primarily for Official U.S. PlayStation Magazine, that related to slower consumer demand in advance of the new game console cycle.

Cost of production

      Total Company cost of production was $24.5 million for the six months ended June 30, 2005 compared to $27.4 million for the comparable prior year period, a $2.9 million or 11% decrease.

      Cost of production for the Consumer Tech Group for the six months ended June 30, 2005 was $7.1 million, down $1.7 million or 19% compared to $8.8 million in the prior year period. The decrease in production costs was primarily related to the PC Magazine circulation rate base reduction which resulted in substantially reduced manufacturing, paper and distribution costs. This decrease was partially offset by incremental costs for the added issues of Sync and ExtremeTech magazines.

      Cost of production for the Enterprise Group for the six months ended June 30, 2005 was $6.7 million, down $0.5 million or 7% compared to $7.2 million in the prior year period. The decrease in production costs was primarily related to the 2004 Business 4Site event that was not repeated in 2005 and was partially offset by higher online production costs due to an increase in the number of eSeminars and virtual trade shows.

      Cost of production for the Game Group for the six months ended June 30, 2005 was $10.7 million, reflecting a decrease of $0.7 million or 6% from $11.4 million in the prior year period. The savings realized by discontinuing GMR magazine and reducing the frequency of Xbox Nation magazine were partially offset by additional costs incurred for retail partner fees, videogame DVDs and premiums (e.g. posters, CDs, etc.) used to try to stimulate newsstand and subscriber sales.

Selling, general and administrative expenses

      Total Company selling, general and administrative expenses for the six months ended June 30, 2005 were $56.1 million compared to $54.8 million for the comparable prior year period, a $1.3 million or 2% increase.

      Selling, general and administrative expenses for the Consumer Tech Group were $19.7 million for the six months ended June 30, 2005, reflecting an increase of $1.2 million or 6% from $18.5 million in the same prior year period. The increase was primarily due to incremental costs to expand the Group’s online content, sales and marketing areas, plus the addition of editorial costs for the extra issues of Sync and ExtremeTech magazines. These incremental expenditures were partially offset by PC Magazine cost savings for circulation, headcount and other expense reductions undertaken in connection with its circulation rate base reduction.

      Selling, general and administrative expenses for the Enterprise Group were $27.1 million for the six months ended June 30, 2005, reflecting an increase of $3.1 million or 13% from $24.0 million in the same prior year period. The increase was primarily due to incremental costs to expand the Group’s online content, sales and marketing areas; added CSG event and BIS project costs resulting from higher sales in those areas; new business development expenditures in the Company’s online paid content and tools area for IT professionals; and increased circulation mailing costs for eWEEK to acquire more new names for its reader database. These increases in expense were partially offset by the elimination of marketing costs incurred in 2004 for the Business 4Site event that was not repeated in 2005.

      Selling, general and administrative expenses for the Game Group were $9.3 million for the six months ended June 30, 2005, reflecting a decrease of $3.0 million or 24% from $12.3 million in the same prior year period. The decrease was primarily due to savings in editorial, circulation and other costs realized as a result of discontinuing the publication of GMR magazine, reducing the frequency of Xbox Nation magazine and decreasing other general expenses.

Depreciation and amortization expense

      Depreciation and amortization expenses were $10.6 million and $11.4 million for the six months ended June 30, 2005 and 2004, respectively. The decrease is primarily attributable to a greater portion of assets being fully depreciated as of June 30, 2005 as compared to June 30, 2004.

Interest expense, net

      Interest expense, net was $52.6 million for the six months ended June 30, 2005 compared to $44.7 million for the six months ended June 30, 2004. The $7.9 million increase in interest expense was due principally to a higher interest rate on our Senior Secured Notes versus our former Senior Credit Facility and higher carrying value on our Redeemable Preferred Stock. Interest expense for the six months ended June 30, 2005 included the following non-cash items: (1) $40.8 million related to the accrued dividends on the Redeemable Preferred Stock; (2) $1.7 million of amortization of debt issuance costs; (3) $0.9 million of net interest expense related to the Compounding Notes; and (4) $0.6 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value. Our weighted average debt outstanding was approximately $328.6 million and $309.9 million, and our weighted average interest rate was 10.6% and 8.6%, for the six months ended June 30, 2005 and 2004, respectively.

Income taxes

      Any tax benefit resulting from the Company’s loss before income taxes for the six months ended June 30, 2005 and 2004 are offset in full by a valuation allowance. The income tax provisions of $124,000 and $165,000 represent state and local taxes.

Net loss

      Net loss of $55.8 million for the six months ended June 30, 2005 increased $10.7 million compared to $45.1 million for the six months ended June 30, 2004. The increased loss is primarily due to the $5.3 million decrease in revenue due to the decline in print advertising plus the $7.9 million increase in interest expense due to the issuance of the Senior Secured Notes.

Liquidity and Capital Resources

      Total cash at June 30, 2005 was $45.5 million. We have historically relied upon cash flow from operating activities, borrowings and investments from our equity sponsors to finance our operations.

      Total indebtedness at June 30, 2005 was $348.3 million and consisted of $205.0 million of Senior Secured Notes, $12.3 million under the 12% Notes and $131.0 million under the Compounding Notes.

      In April 2005, we closed a private placement transaction pursuant to which we issued $205.0 million of Senior Secured Notes at a floating interest rate of 3-month LIBOR plus 6.00% which matures in 2012. Interest on the Senior Secured Notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay-off $178.0 million of the Senior Credit Facility, including accrued interest, and to pay related fees and expenses. The remaining balance of approximately $27.0 million was added to our existing cash balance and is available for general corporate purposes.

      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. Through August 13, 2006, interest may be paid, at our option, either in cash or by compounding such interest on the Compounding Notes. During the three and six months ended June 30, 2005, we compounded interest in the amount of $4.4 million and $8.6 million, respectively. The new Senior Secured Notes balance of $205.0 million plus the Compounding Notes interest of $8.6 million, partially offset by the pay-off of the Senior Credit Facility of $174.1 million, accounts for the change in total debt from $308.9 million at December 31, 2004 to $348.3 million at June 30, 2005.

      We believe our cash on hand, coupled with future cash generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs for 2005. Due to the recent Senior Secured Notes issuance, none of our outstanding indebtedness require us to meet any financial covenants on a quarterly basis. The Senior Secured Notes indenture contains only incurrence-based covenants that require certain financial criteria if we intend to take some action, such as incur additional debt or make a restricted payment.

      In terms of long-term liquidity, our ability to service our indebtedness will depend on our future performance which will be affected by prevailing economic conditions and financial, business and other factors. We believe that our diversification into Internet, events and other non-print businesses will continue and that these businesses will grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. Our current intention is to repay our long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder coming from the refinancing of such obligations, including our mandatorily redeemable preferred securities outstanding, or selling assets to obtain funds for such purposes. In terms of the redemption of our preferred securities, we believe the primary holder of these securities and our equity sponsor, Willis Stein, will continue to support our future growth plans and will develop a plan to extend the maturities or refinance these preferred securities in the event that should become necessary. There is no assurance, however, that refinancings of indebtedness including preferred securities or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness.

Sources and Uses of Cash — Six Months Ended June 30, 2005 and 2004

      Details of changes in cash and cash equivalents during the six months ended June 30, 2005 and 2004 are discussed below.

      Operating Activities. Cash used by operating activities was $9.0 million for the six months ended June 30, 2005 compared to $2.0 million for the six months ended June 30, 2004, representing an increased use of $7.0 million. This usage was primarily attributable to the decline in accounts payable at June 30, 2005 versus December 31, 2004. We made the decision in 2005 to take advantage of certain cash discounts and therefore we accelerated payments to selected vendors. Additionally, we paid $4.9 million and $5.7 million for the six months ended June 30, 2005 and 2004, respectively, related to accrued restructuring costs.

      Investing Activities. Cash used by investing activities was $2.5 million and $3.3 million for the six months ended June 30, 2005 and 2004, respectively, and primarily represented capital expenditures for our Internet infrastructure and computer equipment upgrades in both periods.

      Financing Activities. Cash provided/(used) by financing activities was $24.4 million and $(6.4) million for the six months ended June 30, 2005 and 2004. The $24.4 million source of cash for the six months ended June 30, 2005 represents the $205.0 million of proceeds from the Senior Secured Notes offering, less the $174.1 million pay-off of the Senior Credit Facility and $5.6 million of debt issuance costs. The $6.4 million use of cash for the six months ended June 30, 2004 represents scheduled principal repayments related to the Senior Credit Facility.

Off-Balance-Sheet Arrangements

      At June 30, 2005, we did not have any relationships with variable interest entities for the purpose of facilitating off-balance-sheet debt.

      In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $0.8 million at June 30, 2005, and are not recorded on the Condensed Consolidated Balance Sheet as of December 31, 2004, however they are recorded in Other assets, net on the Condensed Consolidated Balance Sheet as of June 30, 2005. Due to the pay-off of our Senior Credit Facility in April 2005, we were required to fund our letters of credit.

      We have also entered into agreements with several executives that include earn-out or incentive payments that are calculated based on the achievement of future revenue and other financial thresholds on measurement dates beginning with the close of our 2006 fiscal year. As of June 30, 2005, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. Based on this, we have not accrued any liabilities in relation to these incentive obligations as of June 30, 2005.

Cyclicality

      Revenue from print advertising accounted for 41.0% and 40.5% of our total revenue for the three and six months ended June 30, 2005, respectively, compared to 50.5% and 52.0% for the three and six months ended June 30, 2004, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results with respect to prior periods.

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

      The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring-related costs and the recoverability of long-lived assets, including the excess of purchase price over net assets acquired. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates which would affect our reported results of operations. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity.

Allowances for doubtful accounts

      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on historical write-off percentages, taking into account current collection trends that are expected to continue. We continually monitor collections from customers and provide for estimated credit losses. We aggressively pursue collection efforts on these overdue accounts and upon collection reverse the write-off in future periods. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense approximated $525,000, or 0.6% of revenue, for the six months ended June 30, 2005, and changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, our results in any reporting period could be impacted by relatively few significant bad debts.

Reserves for sales returns and allowances

      Magazine subscription and advertising revenues are recognized at the magazine cover date. The unearned portion of the magazine subscription is deferred until the magazine cover date. Included in subscription revenues are revenues generated from single-copy sales of magazines through retailers including newsstands, supermarkets, convenience stores and drug stores (collectively “Newsstand sales”). Retailers return unsold copies to the wholesalers, who count and then shred the returned copies and report the returns by affidavit. The number of copies sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features. We maintain reserves for returns related to our Newsstand sales, and to a lesser extent, subscription sales in which subscribers are billed.

      Subscription revenues were $16.4 million and $17.8 million for the six months ended June 30, 2005 and 2004, respectively. Of such amounts, $6.9 million and $7.7 million relate to Newsstand sales for the six months ended June 30, 2005 and 2004, respectively. Such revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns continuously based on actual returns of the magazine. Historically, our adjustments to estimated returns have not been significant and are driven by differences in consumer demand as compared to expected sales.

Reserves for restructuring-related costs

      We maintain reserves for estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves. We recorded restructuring charges or (credits) related to our 2001, 2002 and 2004 cost reduction and restructuring programs of approximately $5.5 million, $(6.2) million and $50.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated useful lives of property, plant and equipment and goodwill and intangible assets

      We estimate the useful lives of property, plant and equipment and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset. We review these types of assets for impairment annually, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. For the year ended December 31, 2002, the Company wrote-off property and equipment with a book value of approximately $6 million in connection with an assessment of the recoverability of such long-lived assets and our cost reduction and restructuring program.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and the Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. The Statements require all business combinations to be accounted for under the purchase method and prohibits the amortization of goodwill and indefinite-lived intangible assets, requires that goodwill and intangible assets be tested annually for impairment (and in interim periods if events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

      Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS 142, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the fair value of the reporting unit is compared to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than their carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and intangible assets is less than its carrying value, determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that there is no impairment of goodwill or intangible assets as a result of completing impairment reviews for the years ended December 31, 2004 and 2003. For the year ended December 31, 2002, we recognized a goodwill impairment charge of approximately $25.0 million and an impairment of our indefinite-lived intangible assets of approximately $16.9 million.

      Intangible assets subject to amortization primarily consist of advertising lists that were acquired in connection with business combinations accounted for under the purchase method. The intangible asset values assigned to the advertising lists for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the advertiser relationship. The method of amortizing the intangible asset value reflects, based upon the Company’s historical experience, the rate of attrition in the advertiser base over the expected life of the advertiser relationships. Accordingly, the Company amortizes the value assigned to advertiser agreements on a straight-line basis (periods ranging from 2 to 20 years) consistent with the pattern of cash flows which are expected to be derived.

Effect of Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations.

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

Interest Rate Risk

      The fixed interest rate on our 12% Notes and our Compounding Notes results in $143.3 million, or 41%, of our funded debt being effectively set at a fixed rate of interest as of June 30, 2005. The remaining 59% of funded debt has a variable rate tied to LIBOR. Accordingly, a 1% fluctuation in interest rates would cause a $2.1 million fluctuation in annual interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

      We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our Cost of production in our Statements of Operations. In 2001 and 2002, paper prices declined significantly and remained essentially unchanged for 2003. In addition, during 2001 we outsourced the majority of our paper buying to our printers. Our paper prices remained stable for the first six months of 2004 due to price protection contracts we entered into with some of our suppliers. An industry-wide paper increases of 7% and 8% took effect on July 1, 2004 and September 1, 2004, respectively. For 2005, paper prices have also continued to increase and, as a result of the Company’s price protection contracts, its rates have increased in the range of 4%-6% for the first half of the year. Industry-wide paper increases for the second half of 2005 are also expected to be in the 4%-6% range.

      Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and most recently 9.9% in July 2002. Due to legislation in 2003, the Postmaster General announced that postage rates will not increase again until 2006. In April 2005, the United States Postal Service filed a request for a rate increase with the Postal Rate Commission, seeking a 5.4% rate increase for nearly all mail. Settlement discussions are in progress and we currently expect that a rate increase will become effective in January 2006.

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

      a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of June 30, 2005 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect our controls and procedures.

      b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      In May 2004, we gave notice of our election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, we were informed that the Former Licensee had commenced litigation against us in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against us, and granted our request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, we were informed that the Former Licensee sued us in Greece for damages. In April 2005, we were informed that the Former Licensee sued our current licensee and one of its employees. We currently do not anticipate that this matter will have a material impact on our financial condition or results of operations. We cannot give any assurances as to the outcome of these matters, however.

      We are subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

10.1	Third Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2005, by and between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties.
10.2	Purchase Agreement, dated April 18, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and Bear, Stearns & Co. Inc. and Lehman Brothers Inc. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.
10.3	Indenture, dated April 22, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.
10.4	First Lien Security Agreement, dated as of April 22, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed April 26, 2005.
10.5	Registration Rights Agreement, dated April 22, 2005, by and among Ziff Davis Media Inc., the Guarantors named therein and Bear, Stearns & Co. Inc. and Lehman Brothers Inc. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.
31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification for Derek Irwin pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification for Derek Irwin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On April 22, 2005, the Registrant filed a Form 8-K related to its private placement of Senior Secured Floating Rate Notes.

      On May 9, 2005, the Registrant filed a Form 8-K related to its issuance of a press release describing its financial results for the quarter ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ DEREK IRWIN

Derek Irwin
CHIEF FINANCIAL OFFICER

Date: August 12, 2005