Form 10-Q
period 2005-09-30
ZIFF DAVIS HOLDINGS INC
filed 2005-11-14
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     YES ☐          NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
     As of November 14, 2005, 2,311,049 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ZIFF DAVIS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,444	$32,592
Accounts receivable, net	25,331	34,776
Inventories	801	575
Prepaid expenses and other current assets	10,067	6,661

Total current assets	74,643	74,604
Property and equipment, net	15,001	15,004
Intangible assets, net	195,985	207,141
Goodwill, net	39,903	39,903
Other assets, net	21,389	15,650

Total assets	$346,921	$352,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,875	$20,280
Accrued expenses and other current liabilities	29,212	25,804
Current portion of long-term debt	—	23,991
Unexpired subscriptions and deferred revenue, net	21,688	20,327

Total current liabilities	67,775	90,402
Long-term debt	352,796	284,866
Accrued interest — compounding notes	64,458	76,190
Accrued expenses — long-term	11,862	14,978
Mandatorily redeemable preferred stock	877,057	814,549
Other non-current liabilities	9,744	19,854

Total liabilities	1,383,692	1,300,839

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,062,568)	(974,334)

Total stockholders’ deficit	(1,036,771)	(948,537)

Total liabilities and stockholders’ deficit	$346,921	$352,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue, net	$41,826	$46,166	$129,853	$139,462

Operating expenses:
Cost of production	11,450	13,556	35,941	40,912
Selling, general and administrative expenses	28,099	26,205	84,193	80,987
Depreciation and amortization of property and equipment	1,600	1,178	4,241	4,962
Amortization of intangible assets	4,166	3,806	12,076	11,419

Total operating expenses	45,315	44,745	136,451	138,280

Income (loss) from operations	(3,489)	1,421	(6,598)	1,182
Interest expense, net	(28,871)	(23,561)	(81,468)	(68,257)

Loss before income taxes	(32,360)	(22,140)	(88,066)	(67,075)
Income tax provision	44	60	168	225

Net loss	$(32,404)	$(22,200)	$(88,234)	$(67,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(88,234)	$(67,300)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	16,317	16,381
Provision for doubtful accounts	572	(814)
Non-cash rent expense	124	(245)
Non-cash interest expense on compounding notes, net	1,348	1,113
Amortization of debt issuance costs	2,519	1,662
Non-cash compensation	(819)	1,450
Accrued dividends on mandatorily redeemable preferred stock	62,508	55,207
Changes in operating assets and liabilities:
Accounts receivable	8,873	(3,064)
Inventories	(226)	(60)
Prepaid expenses and other assets, net	(2,575)	(1,041)
Accounts payable and accrued expenses	(13,862)	(10,205)
Unexpired subscriptions and deferred revenue, net	1,361	6,471

Net cash used by operating activities	(12,094)	(445)

Cash flows from investing activities:
Capital expenditures	(4,238)	(3,836)

Net cash used by investing activities	(4,238)	(3,836)

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	205,000	—
Repayment of borrowings under senior credit facilities	(174,141)	(10,724)
Debt issuance costs	(6,244)	(488)
Letters of credit	(2,431)	—

Net cash provided (used) by financing activities	22,184	(11,212)

Net increase (decrease) in cash and cash equivalents	5,852	(15,493)
Cash and cash equivalents at beginning of period	32,592	47,308

Cash and cash equivalents at end of period	$38,444	$31,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Loss

Balance at December 31, 2004	2,311,049	$17,329	$8,468	$(974,334)	$(948,537)	$—
Net loss	—	—	—	(88,234)	(88,234)	(88,234)

Balance at September 30, 2005	2,311,049	$17,329	$8,468	$(1,062,568)	$(1,036,771)	$(88,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at September 30, 2005 and the results of its consolidated operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004 and changes in stockholders’ deficit from December 31, 2004 to September 30, 2005 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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
      The Consumer Tech Group is principally comprised of four magazines, PC Magazine, Sync, ExtremeTech and DigitalLife; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s consumer electronics event, DigitalLife.
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

Principles of Consolidation
      The financial statements of the Company as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss, as reported	$(32,404)	$(22,200)	$(88,234)	$(67,300)
Stock-based employee compensation expense determined under the fair value basis for all awards, net of related tax effects	—	(2)	—	(5)

Pro forma net loss	$(32,404)	$(22,202)	$(88,234)	$(67,305)

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

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands, except per share data)
NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)
      The options granted under the 2002 Stock Option plan are variable awards and contain certain cash settlement features as described in the Company’s most recent filing on Form 10-K. They are not exercisable until the earlier of a sale of the Company or 30 days following an initial public offering (as defined in the 2002 Stock Option Plan), or the seventh anniversary of the option grant date. Options generally vest over a five year period, however, vesting accelerates upon a sale of the Company. As of September 30, 2005, the following options were vested: 9,125 of the Series D options, 11,041 of the Series B options, 36,703 of the Series A options and 5,572,750 of the common stock options. Due to the nature of the rights granted to the option holders and the debt classification of the underlying securities in the case of the options on the preferred stock, the Company accounts for the preferred stock option grants under the 2002 Stock Option Plan using a fair value methodology. The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. The value of the options are remeasured at each reporting period and any changes in the value are recorded as compensation expense in that period relative to the vested portion of the outstanding options. The Company recognized a compensation expense benefit of $825 within selling, general and administrative expenses in the Condensed Consolidated Statement of Operations during the three months ended September 30, 2005, related to these options.

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
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”) — an amendment of Accounting Principles Board Opinion No. 29 (“Opinion 29”). The guidance in Opinion 29, “Accounting for Nonmonetary Transactions” is based on the underlying principle that the measurement of exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. However, Opinion 29 included certain exceptions to that principle, including a requirement that exchanges of similar productive assets should be recorded at the carrying amount of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands, except per share data)
NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION — (continued)
beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.
      In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material impact on its consolidated financial statements.

Reclassifications
      Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.
NOTE 2 — GOODWILL AND INTANGIBLE ASSETS, NET
      As of September 30, 2005 and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of September 30, 2005			As of December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$184,178	$(70,601)	$113,577	$184,178	$(60,144)	$124,034
Trademarks/trade names	26,097	(6,192)	19,905	26,097	(5,144)	20,953
Subscriber lists and other	13,891	(12,171)	1,720	12,971	(11,600)	1,371

Total amortized intangible assets	224,166	(88,964)	135,202	223,246	(76,888)	146,358

Unamortized intangible assets:
Trademarks/trade names	66,648	(5,865)	60,783	66,648	(5,865)	60,783
Goodwill	47,170	(7,267)	39,903	47,170	(7,267)	39,903

Total unamortized intangible assets	113,818	(13,132)	100,686	113,818	(13,132)	100,686

Total intangible assets	$337,984	$(102,096)	$235,888	$337,064	$(90,020)	$247,044

      Amortization expense associated with intangible assets at September 30, 2005 is estimated to be $4,025 for the fourth quarter of 2005 and approximately $16,100 for each year beginning in 2006 through 2010.

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
      As of September 30, 2005, there was $16,686 of accrued restructuring charges included on the Balance Sheet in Accrued expenses and other current liabilities and Accrued expenses — long term. The remaining accrued balances primarily relate to facilities consolidation expenses. During the three and nine months ended September 30, 2005, the Company made $1,783 and $6,682 of payments, respectively, primarily related to severance and real estate leases for vacant space. The Company anticipates making further payments in 2005 of approximately $1,590, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.
      The following table summarizes the activity with respect to the accrued restructuring charge balances for the nine months ended September 30, 2005:

	As of			As of
	December 31,		Adjustment	September 30,
	2004	Payments	to Accrual	2005

Employee severance costs	$3,920	$(2,719)	$—	$1,201
Facilities consolidation and other costs	19,035	(3,963)	413	15,485

Total	$22,955	$(6,682)	$413	$16,686

      The $413 adjustment to the accrual was due primarily to interest accretion on restructured leases which were initially recorded at present value.
NOTE 4 — DEBT
      As of September 30, 2005, the Company’s total indebtedness was $352,796, consisting of the following:

•	$205,000 of Senior Secured Floating Rate Notes due 2012 (the “Senior Secured Notes”),

•	$12,280 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”) and

•	$135,516 of Senior Subordinated Compounding Notes due 2009 (the “Compounding Notes”).
      In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Senior Secured Notes at a floating interest rate of 3-month LIBOR plus 6.00% which matures in 2012. The Senior Secured Notes are, subject to certain exceptions and permitted liens, secured by a first priority security interest in substantially all of the Company’s existing and future assets. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay off the Company’s former Amended and Restated Credit Agreement dated August 12, 2002 (the “Senior Credit Facility”), including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27,000 was added to the Company’s existing cash balance and is available for general corporate purposes. As a result of paying off the Senior Credit Facility, the Company was required to fund its outstanding letters of credit, currently in the amount of $2,431. This is recorded as a component of Other assets, net and Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet at September 30, 2005.

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
      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option, either in cash or by compounding such interest on the Compounding Notes. During the three and nine months ended September 30, 2005, the Company compounded interest in the amount of $4,509 and $13,080, respectively. The new Senior Secured Notes of $205,000 plus the Compounding Notes interest of $13,080, partially offset by the pay-off of the Senior Credit Facility of $174,141, accounts for the change in total debt from $308,857 at December 31, 2004 to $352,796 at September 30, 2005.
      The issuance of the Compounding Notes has been accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The September 30, 2005 balance of $64,458 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — compounding notes and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three and nine months ended September 30, 2005, the Company amortized $4,044 and $11,732, respectively, as a reduction of interest expense.
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
      In terms of long-term liquidity, the Company’s ability to service its indebtedness will depend on its future performance which will be affected by prevailing economic conditions and financial, business and other factors. The Company believes that its diversification into Internet, events and other non-print businesses will continue and that these businesses will grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder coming from the refinancing of such obligations, including its Redeemable Preferred Stock outstanding, or selling assets to obtain funds for such purposes. In terms of the redemption of its preferred securities, the Company believes the primary holder of these securities and its equity sponsor, Willis Stein, will continue to support its future growth plans and will develop a plan to extend the maturities or refinance these preferred securities in the event that should become necessary. There is no assurance, however, that refinancings of indebtedness including preferred securities or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness.

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands, except per share data)
NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK
      The following table details activity in the Redeemable Preferred Stock account for the nine months ended September 30, 2005:

	Redeemable Preferred Stock

	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2004	$495,297	$144,130	$5,173	$133,828	$36,121	$814,549
Dividends payable	24,472	12,016	—	23,251	2,769	62,508

Balance at September 30, 2005	$519,769	$156,146	$5,173	$157,079	$38,890	$877,057

      The Company, effective January 1, 2004, has recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet pursuant to SFAS 150.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
      In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted its request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee sued it in Greece for damages. In April 2005, the Company was informed that the Former Licensee sued its current licensee and one of its employees. Hearings are currently scheduled for November 2005 regarding the Former Licensee’s actions against the Company for injunctive and monetary relief and regarding the Company’s action against the Former Licensee. The Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations. However, the Company cannot give any assurances as to the outcome of these matters.
      The Company is subject to various claims and legal proceedings that arise in the ordinary course of business. However, it does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.
      The Company has also entered into agreements with several executives that include earn-out or incentive payments that are calculated based on the achievement of future revenue and other financial thresholds on measurement dates beginning with the close of our 2006 fiscal year. As of September 30, 2005, the Company cannot provide a reasonable estimate of the likelihood and amount it would be required to pay to fulfill these commitments. Based on this, the Company has not accrued any liabilities in relation to these incentive obligations as of September 30, 2005.
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

	At September 30, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$38,444	$—	$38,444
Accounts receivable, net	—	—	25,331	—	25,331
Inventories	—	—	801	—	801
Prepaid expenses and other current assets	—	—	10,067	—	10,067
Due from (to) affiliates	—	(182,550)	182,550	—	—

Total current assets	—	(182,550)	257,193	—	74,643
Property and equipment, net	—	—	15,001	—	15,001
Investments in subsidiaries, equity method	(159,714)	(21,395)	—	181,109	—
Intangible assets, net	—	—	195,985	—	195,985
Goodwill net	—	—	39,903	—	39,903
Note receivable — affiliate	—	447,888	—	(447,888)	—
Other assets, net	—	16,289	5,100	—	21,389

Total assets	$(159,714)	$260,232	$513,182	$(266,779)	$346,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$—	$16,875	$—	$16,875
Accrued expenses and other current liabilities	—	3,549	25,663	—	29,212
Unexpired subscriptions and deferred revenue, net	—	—	21,688	—	21,688

Total current liabilities	—	3,549	64,226	—	67,775
Long-term debt	—	352,796	—	—	352,796
Accrued interest — compounding notes	—	64,458	—	—	64,458
Note payable — affiliate	—	—	447,888	(447,888)	—
Accrued expenses — long-term	—	—	11,862	—	11,862
Mandatorily redeemable preferred stock	877,057	—	—	—	877,057
Other non-current liabilities	—	—	9,744	—	9,744

Total liabilities	877,057	420,803	533,720	(447,888)	1,383,692

Stockholders’ deficit:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,329	—	28	(28)	17,329
Additional paid-in capital	8,468	566,631	781,284	(1,347,915)	8,468
Accumulated deficit	(1,062,568)	(727,202)	(803,084)	1,530,286	(1,062,568)

Total stockholders’ deficit	(1,036,771)	(160,571)	(20,538)	181,109	(1,036,771)

Total liabilities and stockholders’ deficit	$(159,714)	$260,232	$513,182	$(266,779)	$346,921

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

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands, except per share data)
NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Three Months Ended September 30, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$41,826	$—	$41,826

Operating expenses:
Cost of production	—	—	11,450	—	11,450
Selling, general and administrative expenses	—	—	28,099	—	28,099
Depreciation and amortization of property and equipment	—	—	1,600	—	1,600
Amortization of intangible assets	—	—	4,166	—	4,166

Total operating expenses	—	—	45,315	—	45,315

Loss from operations	—	—	(3,489)	—	(3,489)
Equity in income (loss) from subsidiaries	(10,660)	(17,463)	—	28,123	—
Intercompany interest income (expense)	—	13,606	(13,606)	—	—
Interest income (expense), net	(21,744)	(6,803)	(324)	—	(28,871)

Loss before income taxes	(32,404)	(10,660)	(17,419)	28,123	(32,360)
Income tax provision	—	—	44	—	44

Net income (loss)	$(32,404)	$(10,660)	$(17,463)	$28,123	$(32,404)

	Three Months Ended September 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$46,166	$—	$46,166

Operating expenses:
Cost of production	—	—	13,556	—	13,556
Selling, general and administrative expenses	—	—	26,205	—	26,205
Depreciation and amortization of property and equipment	—	—	1,178	—	1,178
Amortization of intangible assets	—	—	3,806	—	3,806

Total operating expenses	—	—	44,745	—	44,745

Income from operations	—	—	1,421	—	1,421
Equity in income (loss) from subsidiaries	(3,082)	(12,802)	—	15,884	—
Intercompany interest income (expense)	—	14,283	(14,283)	—	—
Interest income (expense), net	(19,118)	(4,563)	120	—	(23,561)

Loss before income taxes	(22,200)	(3,082)	(12,742)	15,884	(22,140)
Income tax provision	—	—	60	—	60

Net income (loss)	$(22,200)	$(3,082)	$(12,802)	$15,884	$(22,200)

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands, except per share data)
NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$129,853	$—	$129,853

Operating expenses:
Cost of production	—	—	35,941	—	35,941
Selling, general and administrative expenses	—	—	84,193	—	84,193
Depreciation and amortization of property and equipment	—	—	4,241	—	4,241
Amortization of intangible assets	—	—	12,076	—	12,076

Total operating expenses	—	—	136,451	—	136,451

Loss from operations	—	—	(6,598)	—	(6,598)
Equity in income (loss) from subsidiaries	(25,726)	(48,092)	—	73,818	—
Intercompany interest income (expense)	—	41,325	(41,325)	—	—
Interest income (expense), net	(62,508)	(18,959)	(1)	—	(81,468)

Loss before income taxes	(88,234)	(25,726)	(47,924)	73,818	(88,066)
Income tax provision	—	—	168	—	168

Net income (loss)	$(88,234)	$(25,726)	$(48,092)	$73,818	$(88,234)

	Nine Months Ended September 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$139,462	$—	$139,462

Operating expenses:
Cost of production	—	—	40,912	—	40,912
Selling, general and administrative expenses	—	—	80,987	—	80,987
Depreciation and amortization of property and equipment	—	—	4,962	—	4,962
Amortization of intangible assets	—	—	11,419	—	11,419

Total operating expenses	—	—	138,280	—	138,280

Income from operations	—	—	1,182	—	1,182
Equity in income (loss) from subsidiaries	(12,093)	(42,029)	—	54,122	—
Intercompany interest income (expense)	—	43,317	(43,317)	—	—
Interest income (expense), net	(55,207)	(13,381)	331	—	(68,257)

Loss before income taxes	(67,300)	(12,093)	(41,804)	54,122	(67,075)
Income tax provision	—	—	225	—	225

Net income (loss)	$(67,300)	$(12,093)	$(42,029)	$54,122	$(67,300)

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands, except per share data)
NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2005

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(88,234)	$(25,726)	$(48,092)	$73,818	$(88,234)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	16,317	—	16,317
Provision for doubtful accounts	—	—	572	—	572
Non-cash rent expense	—	—	124	—	124
Amortization of accrued interest on Compounding Notes, net	—	1,348	—	—	1,348
Amortization of debt issuance costs and non-cash interest expense	—	2,519	—	—	2,519
Non-cash compensation	—	—	(819)	—	(819)
Accrued dividends on mandatorily Redeemable Preferred Stock	62,508	—	—	—	62,508
Equity in loss (income) from subsidiaries	25,726	48,092	—	(73,818)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	8,873	—	8,873
Inventories	—	—	(226)	—	(226)
Prepaid expenses and other assets, net	—	—	(2,575)	—	(2,575)
Accounts payable and accrued expenses	—	2,220	(16,082)	—	(13,862)
Unexpired subscriptions and deferred revenue, net	—	—	1,361	—	1,361
Due to (from) affiliates	—	(6,740)	6,740	—	—

Net cash provided (used) by operating activities	—	21,713	(33,807)	—	(12,094)

Cash flows from investing activities:
Capital expenditures	—	—	(4,238)	—	(4,238)
Investments in subsidiaries	—	(60,809)	—	60,809	—

Net cash provided (used) by investing activities	—	(60,809)	(4,238)	60,809	(4,238)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	60,809	(60,809)	—
Proceeds from collection of intercompany notes receivable	—	16,912	—	(16,912)	—
Proceeds from Senior Secured Notes offering	—	205,000	—	—	205,000
Repayment of borrowings under Senior Credit Facility	—	(174,141)	—	—	(174,141)
Repayment of intercompany notes payable	—	—	(16,912)	16,912	—
Debt issuance costs	—	(6,244)	—	—	(6,244)
Letters of credit	—	(2,431)	—	—	(2,431)

Net cash provided (used) by financing activities	—	39,096	43,897	(60,809)	22,184

Net increase in cash and cash equivalents	—	—	5,852	—	5,852
Cash and cash equivalents at beginning of period	—	—	32,592	—	32,592

Cash and cash equivalents at end of period	$—	$—	$38,444	$—	$38,444

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands, except per share data)
NOTE 7 — GUARANTOR AND OTHER FINANCIAL INFORMATION — (continued)

	Nine Months Ended September 30, 2004

	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(67,300)	$(12,093)	$(42,029)	$54,122	$(67,300)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	16,381	—	16,381
Provision for doubtful accounts	—	—	(814)	—	(814)
Non-cash rent expense	—	—	(245)	—	(245)
Amortization of accrued interest on Compounding Notes, net	—	1,113	—	—	1,113
Amortization of debt issuance costs and non-cash interest expense	—	1,662	—	—	1,662
Non-cash compensation	—	—	1,450	—	1,450
Accrued dividends on mandatorily Redeemable Preferred Stock	55,207	—	—	—	55,207
Equity in loss (income) from subsidiaries	12,093	42,029	—	(54,122)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(3,064)	—	(3,064)
Inventories	—	—	(60)	—	(60)
Prepaid expenses and other assets, net	—	—	(1,041)	—	(1,041)
Accounts payable and accrued expenses	—	(377)	(9,828)	—	(10,205)
Unexpired subscriptions and deferred revenue, net	—	—	6,471	—	6,471
Due to (from) affiliates	—	12,267	(12,267)	—	—

Net cash provided (used) by operating activities	—	44,601	(45,046)	—	(445)

Cash flows from investing activities:
Capital expenditures	—	—	(3,836)	—	(3,836)
Investments in subsidiaries	—	(43,414)	—	43,414	—

Net cash provided (used) by investing activities	—	(43,414)	(3,836)	43,414	(3,836)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	43,414	(43,414)	—
Proceeds from collection of intercompany notes receivable	—	10,025	—	(10,025)	—
Repayment of borrowings under Senior Credit Facility	—	(10,724)	—	—	(10,724)
Repayment of intercompany notes payable	—	—	(10,025)	10,025	—
Debt issuance costs	—	(488)	—	—	(488)

Net cash provided (used) by financing activities	—	(1,187)	33,389	(43,414)	(11,212)

Net increase (decrease) in cash and cash equivalents	—	—	(15,493)	—	(15,493)
Cash and cash equivalents at beginning of period	—	—	47,308	—	47,308

Cash and cash equivalents at end of period	$—	$—	$31,815	$—	$31,815

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
      The following table presents information about the Company’s reportable segments for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue, net:
Consumer Tech Group	$15,738	$17,960	$46,642	$54,242
Enterprise Group	16,986	16,971	54,860	51,799
Game Group	9,102	11,235	28,351	33,421

Total	$41,826	$46,166	$129,853	$139,462

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Adjusted EBITDA:
Consumer Tech Group	$2,111	$3,908	$6,295	$13,474
Enterprise Group	183	3,022	4,277	7,167
Game Group	(842)	(442)	(1,672)	(1,628)

Total	$1,452	$6,488	$8,900	$19,013

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Reconciliation of segment Adjusted EBITDA to consolidated Income (loss) from operations:
Total segment Adjusted EBITDA	$1,452	$6,488	$8,900	$19,013
Less:
Depreciation and amortization	5,766	4,984	16,317	16,381
Non-cash compensation	(825)	83	(819)	1,450

Income (loss) from operations	$(3,489)	$1,421	$(6,598)	$1,182

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
      The Consumer Tech Group is principally comprised of four magazines, PC Magazine, Sync, ExtremeTech and DigitalLife; a number of consumer-focused websites, including pcmag.com and extremetech.com; and the Company’s consumer electronics event, DigitalLife.
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
Results of Operations — Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue
      Total Company revenue was $41.8 million for the three months ended September 30, 2005 compared to $46.2 million in the comparable prior period, a decrease of $4.4 million or 10%.
      Revenue for the Consumer Tech Group for the third quarter ended September 30, 2005 was $15.7 million, reflecting a decrease of $2.3 million or 13% compared to the $18.0 million reported in the same period last year. The decrease was primarily related to lower print advertising and the absence of current year event revenues for PC Magazine, which were partially offset by the growth of print advertising for Sync and ExtremeTech magazines and increased online revenues for pcmag.com. PC Magazine’s lower advertising revenues were due to two factors: i) a 76 page or 18% reduction in the number of ads in the third quarter of 2005 versus 2004, due primarily to the decline in the general technology publishing market, and, to a lesser extent, a decrease in PC Magazine’s market share; and ii) a substantial reduction in the average price per page, which was primarily related to PC Magazine’s 33% circulation rate base reduction from 1,050,000 to 700,000 readers as of January 1, 2005. Sync magazine’s revenue growth was due to a 37 page increase in ads resulting from an additional issue published during the third quarter of 2005. ExtremeTech magazine published 15 pages of ads in the third quarter of 2005 versus none in the prior year period, as the magazine started as a newstand-only publication during the fourth quarter of 2004. Online revenues for pcmag.com increased as a result of higher site traffic (unique visitors and page views).
      Revenue for the Enterprise Group for the third quarter ended September 30, 2005 was $17.0 million for both the third quarter ended September 30, 2005 and the same prior year period. Online revenues, which also include results for the two Internet companies acquired during the fourth quarter of 2004, increased by 23% during the third quarter of 2005 versus prior year, driven by strong growth in online advertising, eSeminars and virtual trade shows. In addition, the custom events business grew by 34% due to increased event activity, and its custom whitepaper business, which is a new business unit this year, added meaningful revenue for the quarter. Offsetting these increases, the print advertising revenues decreased by 14%, primarily due to the general decline in the enterprise technology publishing market, which decreased by 7% or 209 pages for the third quarter of 2005 versus 2004. This general market decline caused a 23 page or 4% reduction in the number of advertising pages in the third quarter of 2005 versus 2004, and also created intense pricing pressure that resulted in reductions in the average prices per page. Also, there was one fewer issue of eWEEK published during the third quarter of 2005 versus 2004, which will be made up in the fourth quarter of 2005.
      Revenue for the Game Group for the third quarter ended September 30, 2005 was $9.1 million, down $2.1 million or 19% compared to $11.2 million in the same period last year. $1.2 million of this decrease related to the discontinuation of GMR magazine and a reduction in the frequency of Xbox Nation magazine which occurred in the fourth quarter of 2004 due to the anticipated softness in the videogame advertising market preceding the launch of the new game consoles (Xbox 360, PlayStation 3 and Nintendo Revolution) in late 2005 and early 2006. There was also one less issue of Computer Gaming World published in the third quarter of 2005 versus 2004. The balance of the Game Group’s revenue decrease in the third quarter of 2005 reflects a decline in newsstand and other single copy magazine sales, primarily for Official U.S. Playstation Magazine, and similarly relates to slower consumer demand in advance of the new game consoles being launched.

Cost of production
      Total Company cost of production was $11.4 million for the three months ended September 30, 2005 compared to $13.6 million for the comparable prior year period, a $2.2 million or 16% decrease.
      Cost of production for the Consumer Tech Group for the third quarter ended September 30, 2005 was $3.4 million, down $1.0 million or 23% compared to $4.4 million in the prior year period. The decrease in production costs was primarily related to the PC Magazine circulation rate base reduction which resulted in a 35% decrease in its manufacturing, paper and distribution costs for the third quarter of 2005 versus 2004. This decrease was partially offset by incremental costs for the added issues of Sync and ExtremeTech magazines.
      Cost of production for the Enterprise Group for the third quarter ended September 30, 2005 was $3.1 million, down $0.4 million or 11% compared to $3.5 million in the prior year period. The decrease in production costs was primarily related to publishing one less issue of eWEEK during the third quarter of 2005 versus 2004.
      Cost of production for the Game Group for the third quarter ended September 30, 2005 was $4.9 million, reflecting a decrease of $0.8 million or 14% from $5.7 million in the prior year period. The decrease in costs was primarily due to savings realized from the discontinuation of GMR magazine and frequency reduction of Xbox Nation magazine, as well as publishing one less issue of Computer Gaming World in the third quarter of 2005 versus 2004.

Selling, general and administrative expenses
      Total Company selling, general and administrative expenses for the three months ended September 30, 2005 were $28.1 million compared to $26.2 million for the comparable prior year period, a $1.9 million or 7% increase.
      Selling, general and administrative expenses for the Consumer Tech Group were $9.9 million for the third quarter ended September 30, 2005, reflecting an increase of $0.1 million or 1% from $9.8 million in the same prior year period. The increase was primarily due to incremental costs to expand the Group’s online content, sales and marketing areas, particularly in the area of full-time employees, which increased by 27 people versus the prior year quarter. In addition, there were added editorial costs for the extra issues of Sync and ExtremeTech magazines for the third quarter of 2005. These incremental expenditures were partially offset by $1.7 million of PC Magazine cost savings for circulation, editorial and other expense reductions undertaken in connection with its circulation rate base reduction.
      Selling, general and administrative expenses for the Enterprise Group were $13.4 million for the third quarter ended September 30, 2005, reflecting an increase of $2.9 million or 28% from $10.5 million in the same prior year period. The increase was primarily due to the incremental costs to further expand the Group’s online content, sales and marketing areas, particularly in the area of full-time employees, which increased by 36 people versus prior year quarter. In addition, there were increased custom events costs in the third quarter of 2005 resulting from the added number of events, and there were also new business and product development expenditures to launch the Company’s new TiPs-IT paid research and tools area for IT professionals.
      Selling, general and administrative expenses for the Game Group were $4.8 million for the third quarter ended September 30, 2005, reflecting a decrease of $1.1 million or 19% from $5.9 million in the same prior year period. The decrease was primarily due to savings realized from the discontinuation of GMR magazine and frequency reduction of Xbox Nation magazine, plus a reduction of other general expenses resulting from the Group’s 2004 cost reduction program.

Depreciation and amortization expense
      Depreciation and amortization expenses were $5.8 million and $5.0 million for the three months ended September 30, 2005 and 2004, respectively. The increase is primarily attributable to a larger depreciable fixed asset base and amortizable intangible assets base as of September 30, 2005 as compared to September 30, 2004 from recent capital expenditures and acquisitions.

Interest expense, net
      Interest expense, net was $28.9 million for the three months ended September 30, 2005 compared to $23.6 million for the three months ended September 30, 2004. The $5.3 million increase in interest expense was due principally to a higher interest rate on our Senior Secured Notes versus our former Senior Credit Facility and higher carrying value on our Mandatorily Redeemable Preferred Stock (“Redeemable Preferred Stock”). Interest expense for the quarter ended September 30, 2005 included the following non-cash items: (1) $21.7 million related to the accrued dividends on the Redeemable Preferred Stock; (2) $0.8 million of amortization of debt issuance costs; (3) $0.5 million of net interest expense related to the Compounding Notes; and (4) $0.3 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value. Our weighted average debt outstanding was approximately $351.2 million and $310.7 million, and our weighted average interest rate was 11.4% and 8.9%, for the three months ended September 30, 2005 and 2004, respectively.

Income taxes
      Any tax benefit resulting from the Company’s loss before income taxes for the quarters ended September 30, 2005 and 2004 are offset in full by a valuation allowance. The income tax provisions of $44,000 and $60,000 represent state and local taxes.

Net loss
      Net loss of $32.4 million for the three months ended September 30, 2005 increased $10.2 million compared to $22.2 million for the three months ended September 30, 2004. The increased loss is primarily due to the $4.3 million decrease in revenue due to the decline in print advertising plus the $5.3 million increase in interest expense due to the issuance of the Senior Secured Notes and higher carrying value on the Redeemable Preferred Stock.
Results of Operations — Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue
      Total Company revenue was $129.9 million for the nine months ended September 30, 2005 compared to $139.5 million in the comparable prior period, a decrease of $9.6 million or 7%.
      Revenue for the Consumer Tech Group for the nine months ended September 30, 2005 was $46.6 million, reflecting a decrease of $7.7 million or 14% compared to the $54.3 million reported in the same period last year. The decrease was primarily related to lower print advertising and subscription revenues and the cessation of events for PC Magazine, which were partially offset by the growth of print advertising and subscriptions for Sync magazine and increased online revenues for pcmag.com. PC Magazine’s lower advertising revenues were due to two factors: i) a 150 page or 12% reduction in the number of ads for the nine months ended September 30, 2005 versus 2004, due primarily to the decline in the general technology publishing market and, to a lesser extent, a decrease in PC Magazine’s market share; and ii) a substantial reduction in the average price per page, which is primarily related to PC Magazine’s 33% circulation rate base reduction from 1,050,000 to 700,000 readers as of January 1, 2005. Sync magazine’s revenue growth was due to a 104 page increase in ads resulting from 3 additional issues published during the nine months ended September 30, 2005, plus a higher average price per page compared to the nine months ended September 30, 2004. ExtremeTech magazine published 75 pages of ads in the first three quarters of 2005 versus none in the prior year period, as the magazine started official publication during the fourth quarter of 2004. Online revenues for pcmag.com increased as a result of higher site traffic (unique visitors and page views).
      Revenue for the Enterprise Group for the nine months ended September 30, 2005 was $54.9 million compared to $51.8 million in the same period last year, reflecting a $3.1 million or 6% improvement. The increase was primarily related to higher online revenues for advertising, eSeminars and virtual trade shows. In addition, CSG event and BIS project revenues increased due to growth in the number of events and BIS projects. However, partially offsetting these increases, the Group’s print advertising revenues decreased primarily due to the overall decline in the enterprise technology publishing market. This decrease in print advertising pages also created intense pricing pressure and reductions in the average prices per page. Also, the Business 4Site event that took place in 2004 was discontinued for 2005.
      Revenue for the Game Group for the nine months ended September 30, 2005 was $28.4 million, down $5.0 million or 15% compared to $33.4 million in the same period last year. The decrease was primarily due to the discontinuation of GMR magazine and a reduction in the frequency of Xbox Nation magazine, which occurred in the fourth quarter of 2004 due to the anticipated softness in videogame advertising market preceding the launch of the new game consoles (Xbox 360, PlayStation 3 and Nintendo Revolution) in late 2005 and early 2006. The decrease also reflects a decline in newsstand and other single copy sales, primarily for Official U.S. PlayStation Magazine, that related to slower consumer demand in advance of the new game console cycle. There was also one fewer issue of Computer Gaming World published during the nine months ended September 30, 2005 versus 2004.

Cost of production
      Total Company cost of production was $36.0 million for the nine months ended September 30, 2005 compared to $40.9 million for the comparable prior year period, a $4.9 million or 12% decrease.
      Cost of production for the Consumer Tech Group for the nine months ended September 30, 2005 was $10.5 million, down $2.7 million or 20% compared to $13.2 million in the prior year period. The decrease in production costs was primarily related to the PC Magazine circulation rate base reduction which resulted in substantially reduced manufacturing, paper and distribution costs. This decrease was partially offset by incremental costs for the added issues of Sync and ExtremeTech magazines.
      Cost of production for the Enterprise Group for the nine months ended September 30, 2005 was $9.9 million, down $0.8 million or 7% compared to $10.7 million in the prior year period. The decrease in production costs was primarily related to publishing one less issue of eWEEK and the discontinuation of the Business 4Site event during the nine months ended September 30, 2005 versus 2004.
      Cost of production for the Game Group for the nine months ended September 30, 2005 was $15.6 million, reflecting a decrease of $1.4 million or 8% from $17.0 million in the prior year period. The decrease in costs was primarily due to savings realized from the discontinuation of GMR magazine and frequency reduction of Xbox Nation magazine, as well as publishing one less issue of Computer Gaming World during the nine months ended September 30, 2005 versus 2004.

Selling, general and administrative expenses
      Total Company selling, general and administrative expenses for the nine months ended September 30, 2005 were $84.2 million compared to $81.0 million for the comparable prior year period, a $3.1 million or 4% increase.
      Selling, general and administrative expenses for the Consumer Tech Group were $29.6 million for the nine months ended September 30, 2005, reflecting an increase of $1.4 million or 5% from $28.2 million in the same prior year period. The increase was primarily due to incremental costs to expand the Group’s online content, sales and marketing areas, plus the addition of editorial costs for the extra issues of Sync and ExtremeTech magazines. These incremental expenditures were partially offset by PC Magazine cost savings for circulation, headcount and other expense reductions undertaken in connection with its circulation rate base reduction.

      Selling, general and administrative expenses for the Enterprise Group were $40.3 million for the nine months ended September 30, 2005, reflecting an increase of $5.8 million or 17% from $34.5 million in the same prior year period. The increase was primarily due to the Group’s investing to further expand its online content, sales and marketing areas; added CSG event and BIS project costs resulting from higher sales in those areas; and new business development expenditures in the Company’s online paid content and tools area for IT professionals. These increases in expense were partially offset by the elimination of marketing costs incurred in 2004 for the Business 4Site event that was not repeated in 2005.
      Selling, general and administrative expenses for the Game Group were $14.3 million for the nine months ended September 30, 2005, reflecting a decrease of $4.0 million or 22% from $18.3 million in the same prior year period. The decrease was primarily due to savings in editorial, circulation and other costs realized as a result of discontinuing the publication of GMR magazine, reducing the frequency of Xbox Nation magazine and decreasing other general expenses.

Depreciation and amortization expense
      Depreciation and amortization expenses were $16.3 million and $16.4 million for the nine months ended September 30, 2005 and 2004, respectively. The slight decrease is primarily attributable to a greater portion of assets being fully depreciated as of September 30, 2005 as compared to September 30, 2004.

Interest expense, net
      Interest expense, net was $81.5 million for the nine months ended September 30, 2005 compared to $68.3 million for the nine months ended September 30, 2004. The $13.2 million increase in interest expense was due principally to a higher interest rate on our Senior Secured Notes versus our former Senior Credit Facility and higher carrying value on our Redeemable Preferred Stock. Interest expense for the nine months ended September 30, 2005 included the following non-cash items: (1) $62.5 million related to the accrued dividends on the Redeemable Preferred Stock; (2) $2.5 million of amortization of debt issuance costs; (3) $1.3 million of net interest expense related to the Compounding Notes; and (4) $0.9 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value. Our weighted average debt outstanding was approximately $336.2 million and $310.1 million, and our weighted average interest rate was 10.9% and 8.7%, for the nine months ended September 30, 2005 and 2004, respectively.

Income taxes
      Any tax benefit resulting from the Company’s loss before income taxes for the nine months ended September 30, 2005 and 2004 are offset in full by a valuation allowance. The income tax provisions of $168,000 and $225,000 represent state and local taxes.

Net loss
      Net loss of $88.2 million for the nine months ended September 30, 2005 increased $20.9 million compared to $67.3 million for the nine months ended September 30, 2004. The increased loss is primarily due to the $9.6 million decrease in revenue due to the decline in print advertising plus the $13.2 million increase in interest expense due to the issuance of the Senior Secured Notes and higher carrying value on the Redeemable Preferred Stock.
Liquidity and Capital Resources
      Total cash at September 30, 2005 was $38.4 million. We have historically relied upon cash flow from operating activities, borrowings and investments from our equity sponsors to finance our operations.
      Total indebtedness at September 30, 2005 was $352.8 million and consisted of $205.0 million of Senior Secured Notes, $12.3 million of 12% Notes and $135.5 million of Compounding Notes.

      In April 2005, we closed a private placement transaction pursuant to which we issued $205.0 million of Senior Secured Notes at a floating interest rate of 3-month LIBOR plus 6.00% which matures in 2012. Interest on the Senior Secured Notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay off $178.0 million of the Senior Credit Facility, including accrued interest, and to pay related fees and expenses. The remaining balance of approximately $27.0 million was added to our existing cash balance and is available for general corporate purposes.
      The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. Through August 13, 2006, interest may be paid, at our option, either in cash or by compounding such interest on the Compounding Notes. During the three and nine months ended September 30, 2005, we compounded interest in the amount of $4.5 million and $13.1 million, respectively. The new Senior Secured Notes balance of $205.0 million plus the Compounding Notes interest of $13.1 million, partially offset by the pay-off of the Senior Credit Facility of $174.1 million, accounts for the change in total debt from $308.9 million at December 31, 2004 to $352.8 million at September 30, 2005.
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
      In terms of long-term liquidity, our ability to service our indebtedness will depend on our future performance which will be affected by prevailing economic conditions and financial, business and other factors. We believe that our diversification into Internet, events and other non-print businesses will continue and that these businesses will grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. Our current intention is to repay our long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder coming from the refinancing of such obligations, including our Redeemable Preferred Stock outstanding, or selling assets to obtain funds for such purposes. In terms of the redemption of our preferred securities, we believe the primary holder of these securities and our equity sponsor, Willis Stein, will continue to support our future growth plans and will develop a plan to extend the maturities or refinance these preferred securities in the event that should become necessary. There is no assurance, however, that refinancings of indebtedness including preferred securities or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness.

Sources and Uses of Cash — Nine Months Ended September 30, 2005 and 2004
      Details of changes in cash and cash equivalents during the nine months ended September 30, 2005 and 2004 are discussed below.
      Operating Activities. Cash used by operating activities was $12.1 million for the nine months ended September 30, 2005 compared to $0.4 million for the nine months ended September 30, 2004, representing an increased use of $11.7 million. This usage was primarily attributable to the decline in operating profit year over year due to the continued decline of the technology publishing market. Cash interest expense also increased due to rising LIBOR rates and the higher interest rate on the Senior Secured Notes. Additionally, we paid $6.7 million and $7.7 million for the nine months ended September 30, 2005 and 2004, respectively, related to accrued restructuring costs.
      Investing Activities. Cash used by investing activities was $4.2 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively, and primarily represented capital expenditures for our Internet infrastructure and computer equipment upgrades in both periods.
      Financing Activities. Cash provided/(used) by financing activities was $22.2 million and $(11.2) million for the nine months ended September 30, 2005 and 2004, respectively. The $22.2 million source of cash for the nine months ended September 30, 2005 represents the $205.0 million of proceeds from the Senior Secured Notes offering, less the $174.1 million pay-off of the Senior Credit Facility, $6.2 million of debt issuance costs and $2.4 million of letters of credit related to our real estate leases. The $11.2 million use of cash for the nine months ended September 30, 2004 primarily represents scheduled principal repayments related to the Senior Credit Facility.
Off-Balance-Sheet Arrangements
      At September 30, 2005, we did not have any relationships with variable interest entities for the purpose of facilitating off-balance-sheet debt.
      In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $2.4 million at September 30, 2005, and are not recorded on the Condensed Consolidated Balance Sheet as of December 31, 2004, however they are recorded in Other assets, net on the Condensed Consolidated Balance Sheet as of September 30, 2005. Due to the pay-off of our Senior Credit Facility in April 2005, we were required to fund our letters of credit.
      We have also entered into agreements with several executives that include earn-out or incentive payments that are calculated based on the achievement of future revenue and other financial thresholds on measurement dates beginning with the close of our 2006 fiscal year. As of September 30, 2005, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. Based on this, we have not accrued any liabilities in relation to these incentive obligations as of September 30, 2005.
Cyclicality
      Revenue from print advertising accounted for 39.3% and 40.1% of our total revenue for the three and nine months ended September 30, 2005, respectively, compared to 43.5% and 46.0% for the three and nine months ended September 30, 2004, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results with respect to prior periods.
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

Allowances for doubtful accounts
      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on historical write-off percentages, taking into account current collection trends that are expected to continue. We continually monitor collections from customers and provide for estimated credit losses. We aggressively pursue collection efforts on these overdue accounts and upon collection reverse the write-off in future periods. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense approximated $572,000, or 0.4% of revenue, for the nine months ended September 30, 2005, and changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, our results in any reporting period could be impacted by relatively few significant bad debts.

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
      Subscription revenues were $24.3 million and $26.7 million for the nine months ended September 30, 2005 and 2004, respectively. Of such amounts, $10.3 million and $11.9 million relate to Newsstand sales for the nine months ended September 30, 2005 and 2004, respectively. Such revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns continuously based on actual returns of the magazine. Historically, our adjustments to estimated returns have not been significant and are driven by differences in consumer demand as compared to expected sales.

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

      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”) — an amendment of Accounting Principles Board Opinion No. 29 (“Opinion 29”). The guidance in Opinion 29, “Accounting for Nonmonetary Transactions” is based on the underlying principle that the measurement of exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. However, Opinion 29 included certain exceptions to that principle, including a requirement that exchanges of similar productive assets should be recorded at the carrying amount of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.
      In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material impact on its consolidated financial statements.
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
Interest Rate Risk
      The fixed interest rate on our 12% Notes and our Compounding Notes results in $147.8 million, or 42%, of our funded debt being effectively set at a fixed rate of interest as of September 30, 2005. The remaining 58% of funded debt has a variable rate tied to LIBOR. Accordingly, a 1% fluctuation in interest rates would cause a $2.1 million fluctuation in annual interest expense.
Inflation and Fluctuations in Paper Prices and Postage Costs
      We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our Cost of production in our Statements of Operations. In 2001 and 2002, paper prices declined significantly and remained essentially unchanged for 2003. In addition, during 2001 we outsourced the majority of our paper buying to our printers. Our paper prices remained stable for the first six months of 2004 due to price protection contracts we entered into with some of our suppliers. An industry-wide paper increases of 7% and 8% took effect on July 1, 2004 and September 1, 2004, respectively. For 2005, industry paper prices have also continued to increase and, as a result of the Company’s price protection contracts, its rates have increased in the range of 4%-6%.
      Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and most recently 9.9% in July 2002. Due to legislation in 2003, the Postmaster General announced that postage rates will not increase again until 2006. Recently, the United States Postal Service announced a 5.4% increase for periodical mail (magazine postage rate) effective January 2006. Also in 2006, there will be an 8% distribution price increase because of increased trucking and airfreight prices due to higher fuel costs.
      As a result of the measures and trends discussed above, we have generally been able to purchase paper at or below market prices at the time of use. In addition, postage increases for the time being have been stabilized. However, there can be no assurance that these trends will continue or that we can recover or pass-along to customers any future paper or postage price increases.

ITEM 4.	CONTROLS AND PROCEDURES
      a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of September 30, 2005 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect our controls and procedures.
      b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      In May 2004, we gave notice of our election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, we were informed that the Former Licensee had commenced litigation against us in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against us, and granted our request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, we were informed that the Former Licensee sued us in Greece for damages. In April 2005, we were informed that the Former Licensee sued our current licensee and one of its employees. Hearings are currently scheduled for November 2005 regarding the Former Licensee’s actions against us for injunctive and monetary relief and regarding our action against the Former Licensee. We currently do not anticipate that this matter will have a material impact on our financial condition or results of operations. However, we cannot give any assurances as to the outcome of these matters.
      We are subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5.	OTHER INFORMATION
      None.

ITEM 6.	EXHIBITS
Exhibit Index

10.1	Executive agreement by and between Ziff Davis Media Inc. and Mr. Mark Moyer, dated as of September 30, 2005.
31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification for Mark D. Moyer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification for Mark D. Moyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ MARK D. MOYER

Mark D. Moyer
CHIEF FINANCIAL OFFICER
Date: November 14, 2005