Form 10-K
period 2005-12-31
ZIFF DAVIS HOLDINGS INC
filed 2006-03-31
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2005
Commission file number 333-99939
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ZIFF DAVIS HOLDINGS INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	36-4335050
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
28 East 28th Street
New York, New York 10016
(Address of Principal Executive Offices and Zip Code)

(212) 503-3500
(Registrant’s Telephone Number, Including Area Code)
Shares registered pursuant to Section 12(b) of the Act: None
Shares registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
     As of March 25, 2006, 2,311,049 shares of common stock, par value, $0.001 per share, were outstanding. The issuer’s common stock is not publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE
None

ZIFF DAVIS HOLDINGS INC.

PART I
     Important Note: Please see the sections entitled “Forward-Looking Statements” and “Certain Risk Factors” appearing below in Item 1 and Item 1A.
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
Background and Organization
     We are a leading integrated media company serving the technology and videogame markets. Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C. (“Willis Stein” or “controlling stockholders”), a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing,” “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc. In January 2002, we changed our fiscal year-end from March 31 to December 31, effective December 31, 2001.
     We had no operations prior to April 5, 2000, when we completed the acquisition of ZDP for $780.0 million plus expenses. This acquisition was accounted for under the purchase method of accounting and was funded by: (1) issuing preferred and common stock for $353.7 million in proceeds; (2) executing a $405.0 million senior credit facility (as subsequently amended and restated, the “Senior Credit Facility”) of which $355.0 million was borrowed at closing; and (3) issuing a bridge loan totaling $175.0 million in proceeds. Fees and expenses, including debt issuance costs associated with the acquisition, which totaled approximately $30.0 million, were paid from the equity and debt proceeds. On July 18, 2000, we issued $250.0 million 12% senior subordinated notes due 2010 (the “12% Notes”). The proceeds from the offering of the 12% Notes were used to repay the bridge loan and approximately $59.7 million of the Senior Credit Facility. In addition, proceeds from the offering of the 12% Notes were used to pay approximately $8.5 million of expenses associated with the offering and approximately $6.8 million of accrued interest.
     In August 2002, we completed a financial restructuring, including an exchange of approximately 95% of our 12% Notes for new compounding notes due 2009 (“the Compounding Notes”) and equity as well as the amendment and restatement of our Senior Credit Facility. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Restructuring” and Note 13 to our audited Consolidated Financial Statements.)
     We have historically reported and managed our business in conjunction with the reporting requirements set forth in the Senior Credit Facility and indenture agreements which mandated certain restrictions on the sources of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in those debt agreements. Effective July 1, 2004, we amended the terms of our Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries (as defined in the Senior Credit Facility as had been amended and restated) and allowed to be viewed in its entirety for purposes of financial covenant compliance. As a result, effective July 1, 2004 we have been reporting and managing our business along the following operations segments: the Consumer Small Business Group, the Enterprise Group and the Game Group.
     In April 2005, we completed a private placement transaction pursuant to which we issued $205.0 million of Senior Secured Floating Rate Notes at a floating interest rate of 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 6.00% which mature in 2012 (the “Floating Rate Notes”). Interest on the Floating Rate Notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to repay in full our Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27.0 million was added to our existing cash balance and is available for general corporate purposes.
     Simultaneously with the initial sale of the Floating Rate Notes, we entered into a registration rights agreement, under which we agreed to commence an offer to exchange the originally-issued notes with a series of publicly-registered notes with substantially identical terms. Under the exchange offer, which commenced on June 24, 2005 and expired on July 22, 2005, 100% of the originally issued notes were tendered and exchanged for publicly registered notes. The Floating Rate Notes are subject to certain permitted liens and are secured by a first priority security interest in substantially all of our existing and future assets.

     In order to focus on delivering integrated marketing solutions to our customers, in the fourth quarter of 2005 we completed an additional realignment of our business within our three segments (Consumer/Small Business Group, Enterprise Group and Game Group) each offering print, online and events products. This operational realignment does not change our reporting of segment results, rather it further integrates the development and execution of the products and services offered by the respective groups.
     Our Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine, a number of consumer-focused websites, including pcmag.com and extremetech.com, and our consumer electronics convention, DigitalLife. During the fourth quarter of 2005 the group shut down both Sync and ExtremeTech magazines. The operating results for these publications are included in the financial statements for the year ended December 31, 2005.
     Our Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 16 internet sites affiliated with these brands and also a number of vertical platform and community sites for readers; over 40 weekly eNewsletters; eSeminars, which produce live interactive webcasts, and the Ziff Davis Web Buyers Guide, our searchable online directory of technology products. The Enterprise Group also includes our custom conference group which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing , which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
     The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and the 1up network, a collection of online destinations for gaming enthusiasts. The Game Group discontinued publishing GMR and reduced the frequency of Xbox Nation during the fourth quarter of 2004. The full year results of these publications are included in the financial statements for the year ended December 31, 2004.
     For additional information on our operating segments, see Note 22 to our audited Consolidated Financial Statements.
General
     We are a leading integrated media company serving the technology and videogame markets and one of the largest technology magazine publishers in the United States as measured by revenue. In 2005, we had an estimated 13.6% share versus 13.1% for 2004 of advertising pages in the technology magazine industry based on data compiled by IMS/The Auditor (Toronto, Canada) (“IMS”). Our current U.S. titles have a combined circulation of approximately 1.9 million and our U.S. based brands reach over 28 million people per month at work, home and play based on syndicated research and management’s estimates. Our audiences cover the full spectrum of readership, from corporate technology buyers and users to consumer enthusiasts, influencers and gamers.
     We distinguish our products through our comprehensive labs-based evaluations, trusted buying advice, recognized industry experts, and thought-provoking reviews, opinions and insights. We publish seven industry-leading technology, videogame and consumer magazines including PC Magazine, eWEEK, Baseline, CIO Insight, Electronic Gaming Monthly, Computer Gaming World and Official U.S. Playstation Magazine. PC Magazine was the number one technology magazine in the United States in 2005, as measured by the Publishers Information Bureau using advertising pages. eWEEK ranked fifth in advertising pages among information technology magazines in the United States, according to IMS. Our videogame publications led the market in 2005 with an estimated 35.7% market share of advertising pages based on IMS data.
     Our readers are well-educated, influential buyers of technology and other products, and decision-makers in their professional fields and households, which makes them attractive to a wide range of advertisers. For example, the estimated 2,569,000 business professionals, (individuals who are involved in purchasing technology for their businesses) and read PC Magazine, each spend an estimated average of $215,376 per year on technology products and services for their business according to the IntelliQuest CIMS 2005 Business Study. Similarly, in December 2005, the average annual information technology budget for corporate business readers of eWEEK was approximately $48 million, according to our subscriber qualification surveys. Additionally, according to internal readership surveys, the average Game Group reader purchases two games per month and influences approximately six other people regarding game purchasing decisions.
     We extend the power of our print brands online through companion sites, as well as original technology and videogame enthusiast websites. These include pcmag.com, eweek.com, extremetech.com, 1up.com and Filefront.com We also produce highly targeted business-to-business and consumer technology events. Furthermore, we export the power of our brands internationally, licensing our content to publications in 49 countries that are produced in 18 languages.
Consumer/Small Business Group
     The Consumer/Small Business Group is principally comprised of PC Magazine, a number of consumer-focused websites, including pcmag.com and extremetech.com, and our consumer electronics convention, DigitalLife. During the fourth quarter of 2005, the group shut down both Sync and ExtremeTech magazines, because they did not achieve planned results.

     The following table sets forth information regarding PC Magazine:

	First	Frequency
	Issue	Per Year	Primary Audience	Circulation	Rate Base
PC Magazine	1981	22	Consumer/Business	Paid	700,000
     PC Magazine is one of the largest technology publications in the world, delivering the most authoritative, comprehensive labs-based reviews and trusted recommendations for buyers of technology products and services. PC Magazine has re-emphasized its focus on both consumers and the fast growing small-to-medium business segment. This focus includes additional coverage of the growing consumer electronics market. PC Magazine publishes 22 times a year (plus occasional special issues) with a paid circulation of 700,000. PC Magazine had a recent U.S. readership of approximately 5.1 million readers (MRI Fall 2005). Reaching highly-engaged technology influencers, PC Magazine differentiates itself through unique and extensive product reviews based on its exclusive benchmark testing performed in the PC Magazine labs, supplemented by its “First Looks” section covering emerging technologies and products, and opinion columns from its renowned technology authorities.
     In September 2003, we launched the Ziff Davis Event Marketing Group, which is part of the Consumer/Small Business Group. The Event Marketing Group develops and builds large-scale consumer events such as DigitalLife, a four-day convention that was launched in New York City in October 2004. DigitalLife brings together the latest in digital technology for the home, work and play. In October 2005, the DigitalLife convention attracted 44,700 consumers, an increase of 46.7% more than the 2004 convention.
     Our Consumer/Small Business Group internet sites provide online destinations for information technology (“IT”) and business professionals and technology enthusiasts. The portfolio of online products is also grounded in a tradition of labs-based reviews, advice and commentary from leading experts, and in-depth analyses and reporting.
     The following February 2006 monthly page view and unique visitor statistics show the relative scale of our Consumer/Small Business Group Internet properties:

Website Address	Page Views	Unique Visitors
www.pcmag.com	30,107,600	4,591,400
www.extremetech.com	8,793,100	1,358,100
Other Consumer/Small Business Group Sites	918,200	265,000

Total	39,818,900	6,214,500	*

*	Unadjusted for duplication of unique visitors between all sites.
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
     extremetech.com offers the hardcore technology do-it-yourselfer in-depth coverage of new and emerging technologies, community swapping tips and online shopping. Whether a reader is configuring the ultimate gaming PC or building a digital audio workstation, extremetech.com provides the component reviews, how-to features and tips to help the reader succeed.
Enterprise Group
     The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 16 internet sites affiliated with these brands and also a number of vertical platform and community sites for readers; over 40 weekly eNewsletters; eSeminars, which produce live interactive webcasts; and the Ziff Davis Web Buyers Guide, our searchable online directory of technology products. The Enterprise Group also includes our custom conference group which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
     The following table sets forth information regarding the publications within the Enterprise Group:

	First	Frequency
Magazine Title	Issue	Per Year	Primary Audience	Circulation	Rate Base
eWEEK	1983	51	Business	Controlled	400,100
CIO Insight	2001	14	Business	Controlled	50,000
Baseline	2001	15	Business	Controlled	125,000

     eWEEK is a 400,100 subscriber, controlled circulation magazine and it is one of the largest controlled-circulation publications in the United States, reaching over 1.8 million enterprise technology decision-makers per week who are evaluating and purchasing technology solutions for their companies, according to the May 2004 BPA Pass Along Audit. Controlled-circulation publications like eWEEK are distributed directly to qualified professionals for no charge and generate revenue principally from the sale of advertising. In order to qualify for a free subscription, eWEEK subscribers must be involved in one or more stages of the IT decision-making process within an enterprise and be active in the specification, recommendation, purchase or approval of multiple technologies, services and business applications. These qualifications are audited by BPA International. The criteria we use to qualify subscribers for this magazine are among the highest standards in the industry. eWEEK differentiates itself by delivering to its readers breaking news, technology evaluations and strategic analyses of the technologies, platforms and trends that impact enterprise-wide computing. This makes eWEEK extremely attractive to advertisers selling products and services to IT professionals and senior business readers evaluating and implementing enterprise technology solutions.
     CIO Insight is a 50,000 subscriber, controlled-circulation strategic business journal for today’s senior IT decision makers. Its mission is to provide IT executives with cutting-edge strategies, management techniques and technology perspectives that align business with IT. Each month, CIO Insight provides senior-level technology executives with in-depth analysis and proprietary research about new trends in IT. Writers are either proven experts in their fields or journalists who are well-versed in technology and management issues. In order to qualify for a free subscription, CIO Insight subscribers must be senior IT executives actively charged with setting their companies IT business goals, direction and strategy. These senior IT executives must also have personal purchase authority for IT within their organizations or have personal budgets in certain IT categories.
     Baseline is a 125,000 subscriber, controlled-circulation magazine that is a guide to selecting and managing the deployment of leading-edge information systems for senior IT and business leaders. Through case studies, news stories, company dossiers and financial tools, the publication provides these senior executives with a detailed look at how their peers are implementing strategic information technology projects and systems. The success or failure of each implementation is measured by the company’s actual progress against “baseline” expectations of financial returns and technology deliverables. In the four years since its inception, Baseline has won five Jesse H. Neal National Business Journalism Awards for its excellent editorial coverage of business and technology issues, and in March 2005 was awarded the Grand Neal award, the highest distinction awarded by the Association of Business Media Companies. In order to qualify for a free subscription, Baseline subscribers must be actively involved in setting goals, evaluating or managing a company’s IT investment, or planning major IT projects or upgrades in the next 12 months. The subscriber must have a director-level title or higher, have a minimum personal budget authority of $50,000 and an organizational spending minimum of $100,000.
     Our Enterprise Group internet sites offer products and services consisting of internet advertising, eNewsletters, select lead-generation programs, integrated e-commerce opportunities, email direct marketing, sponsorship and custom site development. The Enterprise Group also produces eSeminars, which are sponsored interactive webcasts that connect IT experts, buyers and sellers in online interactive groups to explore the latest issues in technology. We held approximately 275 eSeminarsTM in 2005. Additionally, the Enterprise Group’s Web Buyers Guide unveiled its extensive White Paper Library Service which was designed to help technology buyers identify research and make the best qualified purchasing decisions.
     The following February 2006 monthly page views and unique visitor statistics show the relative scale of our Enterprise Group internet properties:

Website Address	Page Views	Unique Visitors
www.eweek.com	5,243,400	1,491,900
www.cioinsight.com	268,800	86,100
www.baselinemag.com	312,800	106,300
Other targeted B2B Sites*	4,100,800	1,671,500

Total	9,925,800	3,355,800	**

*	Includes miscellaneous sites such as microsoft-watch.com, webbuyersguide.com, channelinsider.com, devsource.com, and other targeted sites.

**	Unadjusted for duplication of unique visitors between all sites.
     eweek.com is the real-time resource for IT professionals who evaluate and purchase technology solutions for their organizations. With a dedicated team of online journalists, eweek.com offers 24/7 technology news coverage, timely features, analysis and reports on major topical issues and technology vertical markets. Information can be accessed by topic or industry, helping IT professionals get the information they need in a fast and convenient format. eweek.com includes the award-winning journalism, reviews and insights of eWEEK, plus case studies, research and tools from CIO Insight and Baseline.
     cioinsight.com is an IT portal for Chief Information Officers and other senior-level technology decision-makers. It provides easy access to progressive articles, interviews, surveys and proprietary research on technology strategies and cost-cutting techniques from experienced industry journalists. As a result of its elevated editorial approach, cioinsight.com offers marketers a targeted subscriber readership that includes senior-level IT executives directly involved in their organizations’ technology budget, direction and strategy.
     baselinemag.com provides senior IT and business executives with timely case studies, cutting-edge articles and extensive interactive online tools so that they can make better decisions about implementing information technology. baselinemag.com’s content examines project-based ROI goals, defining core and valuable metrics with the key players involved while profiling the specific technology solutions used. baselinemag.com not only details which technology products and projects work best, but also which products and projects failed and why they failed.
Game Group
     The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World, and Official U.S. Playstation Magazine) and the 1UP Network, a collection of online destinations for gaming enthusiasts. In November of 2005, we acquired filefront.com which has expanded the size and reach of the 1UP Network to over 10 million monthly unique visitors and 119 million pageviews. The Game Group’s paid publications are positioned to capitalize on the large and growing enthusiast market for videogames. According to DFC Intelligence, the global videogame market was estimated to be $28.5 billion in 2005 and is forecasted to grow to $42 billion in 2008. Because readers of videogame magazines are principally 18-to-34 year old males, these publications also offer advertisers access to a highly focused, difficult-to-reach readership with attractive demographics and spending patterns. For the year ended December 31, 2005, we were the leader in the United States in this valuable publishing segment in three major categories: IMS advertising pages (35.7% share); total circulation (23.4% share); newsstand circulation (34.3% share). On average, our videogame publications sell nearly 250,000 copies at the newsstand per issue.
     The following table sets forth information regarding the publications within the Game Group segment:

	First	Frequency
Magazine Title	Issue	Per Year	Primary Audience	Circulation	Rate Base
Computer Gaming World	1981	11	Consumer	Paid	219,000	*
Electronic Gaming Monthly	1988	12	Consumer	Paid	667,000
Official U.S. Playstation Magazine	1997	12	Consumer	Paid	300,000	*

*	Target circulation; no rate base is claimed for these publications.
     Electronic Gaming Monthly is a valued guide to video gaming and leads the industry with exclusive scoops, authoritative articles and hard-hitting reviews. The magazine, which reaches the most influential and engaged videogame players, recently celebrated its 200th issue.
     Official U.S. PlayStation Magazine is the only magazine that provides a disc supplied by Sony Computer Entertainment America, containing interactive samples of games and other materials. It is a critical voice, independent of SCEA (“SCEA”), that helps readers get more out of their PlayStation systems (PS1 and PS2).
     Computer Gaming World is an authoritative source in computer gaming, with over 20 years of editorial leadership. It provides readers with informed, well-written and entertaining reviews, previews, features and strategies about PC games.
     The following February 2006 monthly page views and unique visitor statistics show the relative scale of the 1up Network:

Website Address	Page Views	Unique Visitors
www.1up.com	23,322,000	2,041,000
www.filefront.com	95,814,000	8,623,000

Total	119,136,000	10,664,000	*

*	Unaudited for duplication of unique visitors between all sites
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
Revenue
     Our principal sources of revenue for the year ended December 31, 2005 were advertising (62.1% of total revenue), circulation (17.6%) and other ancillary sources (20.3%). Circulation comprises both subscriptions (10%) and newsstand sales (7.6%).
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
     Subscriptions. Generally, we sell subscriptions to our publications either directly by our circulation management teams or by independent subscription direct marketing companies or agents. We receive approximately 13.1% of the total price of subscriptions sold through agents. In addition to agents, we have historically sold subscriptions using a variety of techniques including direct reply subscription cards, direct mail and the internet.
     Newsstand. We sold approximately 4.2 million single copies of magazines for the year ended December 31, 2005. Generally we receive approximately 47.5% of the cover price of an individual magazine sold through the newsstand with the balance of the cover price going to the magazine’s distributor, wholesaler and retailer.
     Other Revenue Sources. We also derive revenue from a variety of ancillary activities, including mailing list rentals, custom conferences and events, royalty and license agreements and eNewsletters.
Operating Costs
     The principal components of our production costs are raw materials, printing and distribution, which represented 24.7%, 37.0% and 35.1%, respectively, of our production expenses for the year ended December 31, 2005. Approximately 3.2% of our production costs related to the execution costs for the DigitalLife convention. Our principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions.
     We outsource the printing process, including the majority of our pre-press and paper buying operations, for all of our publications. To facilitate efficient and timely printing of our publications, we have established long-term contractual relationships with certain printing companies, including R.R. Donnelley and Brown Printing Company. For the year ended December 31, 2005, approximately 38.6% of our total production costs were for printing services and paper supplied by or through R.R. Donnelley.
     Our other principal operating costs are selling, general and administrative expenses. Included in these costs are compensation expenses (salaries, commissions and incentives), benefits, editorial costs and circulation, marketing and promotion expenses.
Circulation
     Our publications include paid-circulation magazines, which generate revenue principally from advertising, newsstand sales and subscriptions; and controlled-circulation publications, which in our case are distributed to qualified IT professionals and generate revenue principally from the sale of advertising. Our controlled-circulation publications offer technology content that appeals to a professional audience in need of technology information and enterprise IT solutions, specifically in the areas of news, lab testing reviews, analysis, opinion and case studies. Our paid-circulation publications offer consumer and business-oriented content that appeals to a broader audience interested in technology products and services, the internet and/or videogame hardware and software. As of December 31, 2005, we published four domestic paid-circulation publications and three domestic controlled-circulation publications.
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
Customers
     The size and composition of our readership offers advertisers concentrated and efficient exposure to their critical target audiences. As a result, our top advertisers, including Microsoft, Computer Discount Warehouse, IBM, Hewlett Packard and Dell Computer, have consistently advertised in our publications and on our internet sites. Importantly, as technology and videogames have become more mainstream and appeal to broader demographics, our publications are becoming increasingly more appealing to a larger range of advertisers who are interested in marketing lifestyle and other general consumer products to this reader audience.
     We had over 900 advertising customers in 2005 according to internal records and an average circulation of approximately 1.9 million individuals according to the figures filed with the Audit Bureau of Circulation for the six months ended December 31, 2005 as well as average controlled circulation of approximately 0.6 million according to information filed with BPA International (unadjusted in each case, for duplication of subscribers between our magazines). No single advertiser comprised more than 11.4% of our advertising revenue or 7.1% of total revenue for the year ended December 31, 2005. Our top ten advertisers accounted for 43.3% of our advertising revenue and 26.9% of our total revenue for the year ended December 31, 2005.
Competition
     The magazine publishing industry is highly competitive. Our competitors include several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the general publishing marketplace, which is fragmented. According to SRDS Media, there are about 9,000 domestic trade magazine titles. We also compete for advertising and circulation revenue principally with publishers of other technology magazines and internet sites with similar editorial content to ours. We believe our core competitive set includes approximately 20 print publishing and Internet companies. The technology magazine industry has traditionally been dominated by a small number of large publishers. In 2005, the three largest technology-publishing companies, Ziff Davis, International Data Group and CMP Media, accounted for 65.2% of total technology magazine gross advertising revenue and 69.6% of total technology advertising pages according to IMS.
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
Certain License Agreements and Service Contracts
     We were granted an exclusive license until March 31, 2007 to use certain trademarks owned by Sony Computer Entertainment America Inc. in connection with publishing of the magazine Official U.S. PlayStation Magazine in the United States and Canada.

     We had been granted a license to use certain trademarks owned by Microsoft Corporation in connection with publishing Xbox Nation both in print and online. We did not publish any issues of the magazine in 2005 and the term of our right to use these trademarks expired on October 31, 2005.
     We also were licensed to use certain trademarks and copyrighted content owned by Electronics Boutique of America, Inc., in connection with our publication of GMR magazine. The parties agreed to terminate this license in connection with the discontinuation of GMR in February 2005.
     Lastly, we license various of our trademarks and copyrighted content to third parties, including publishers of foreign editions of our magazines and other magazines. Our brands and content currently appear in over 49 countries and over 18 languages worldwide.
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
     We may be subject to claims by third parties of alleged infringement of trademarks, copyrights, patents and other intellectual property rights, from time to time in the ordinary course of business. We do not believe there are any such legal proceedings or claims pending that are likely to have, individually or in the aggregate, a material adverse affect on our business, financial condition or results of operations.
Employees
     As of December 31, 2005, we had a total of approximately 530 employees, all based in the U.S. None of our employees are represented by a labor union. We believe that our relations with our employees are good.
ITEM 1A. RISK FACTORS
Forward-Looking Statements
     All statements in this Form 10-K that are not statements of historical fact are “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include: projections or estimates of or expectations regarding earnings, revenue, expenses, financing needs or other financial items; statements of the plans and objectives of management for future operations; statements concerning proposed new products and services; any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “projects,” “should,” “potential” or “continue,” and any other words of similar meaning.
     Any or all of our forward-looking statements in this Form 10-K and in any other public statements we make may turn out to be materially wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, including but not limited to those mentioned in this Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Forward-looking statements herein speak only as of the date of filing of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We do, however, make public disclosures from time to time, and any of the information contained in this Form 10-K could be superseded by subsequently disclosed information. You are advised, therefore, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission (“SEC”) and our other public statements.
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
Certain Risk Factors
     Below we provide a cautionary discussion of certain risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. This list is inherently incomplete. These are some of the factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. In addition to other information in this Form 10-K, you should carefully evaluate the following risk factors:
Risks Related to Our Financial Structure
Our indebtedness could make it difficult for us to satisfy our obligations with respect to our long-term debt and preferred stock and reduce the cash available to finance our growth.
     We have a significant amount of indebtedness, including under our Floating Rate Notes, Compounding Notes and 12% Notes (collectively, the “Notes”). As of December 31, 2005, we had long-term debt and redeemable preferred stock (which has been classified as debt since January 1, 2004) totaling $357.5 million and $899.5 million, respectively, and approximately $1,066.6 million of stockholders’ deficit.
     Our substantial indebtedness could:
•	make it more difficult for us to satisfy our obligations with respect to the Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our operations;

•	limit our flexibility in planning for, or reacting to, changes in our business and the publishing industry generally;

•	place us at a competitive disadvantage compared to our competitors that have less debt and limit, our ability to borrow additional funds.
     In addition, the indentures governing the Notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our outstanding indebtedness.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we will be required to refinance our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that refinancing or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indentures governing our Notes. In the event that we were unable to refinance our Notes or raise funds through asset sales, sales of equity or otherwise, our ability to pay the principal of, and interest on, the amounts borrowed under the Notes, or to make any payment on the accrued dividends on our preferred stock, would be impaired.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our indentures do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
An increase in short-term interest rates could adversely affect our cash flows.
     As of December 31, 2005, we had $205.0 million of outstanding floating rate debt. Any increase in short-term interest rates would result in higher interest costs and could have an adverse effect on our business. While we may seek to use interest rate swaps or other derivative instruments to hedge portions of our floating-rate exposure, we may not be successful in obtaining hedges on acceptable terms.
If Ziff Davis Holdings does not receive loans, advances or dividends from its subsidiaries, Ziff Davis Holdings may be unable to redeem or pay accrued dividends on its preferred stock.
     Ziff Davis Holdings is a holding company with no assets other than its ownership of the capital stock of a holding company that owns the capital stock of Ziff Davis Media. Accordingly, Ziff Davis Holdings’ ability to perform its obligations to the holders of its preferred stock depends upon the operating cash flow of Ziff Davis Media and its direct and indirect subsidiaries and their payments to Ziff Davis Holdings in the form of loans, dividends or otherwise. Ziff Davis Media is restricted from making any payments to Ziff Davis Holdings before such time as its obligations under the Notes are satisfied. In addition, the making of loans, advances or other payments by Ziff Davis Media to Ziff Davis Holdings may be subject to regulatory and contractual restrictions. Subsidiary payments are also contingent upon earnings and various business and other considerations. If Ziff Davis Holdings is unable to obtain payments from Ziff Davis Media or its direct and indirect subsidiaries, Ziff Davis Holdings may be unable to redeem its preferred stock upon mandatory redemption on March 31, 2010 (or upon an earlier change in control, in certain circumstances with respect to certain classes of our preferred stock), or pay any cash dividends accruing on its preferred stock. In addition, Ziff Davis Holdings will be unable to pay any cash dividends on certain classes of preferred stock unless it has first paid in full all accrued dividends on classes that have liquidation preference.
We may not be able to finance a change of control offer.
     Under the terms of the indenture governing the Notes and under the terms of the series E redeemable preferred stock (the “Series E Preferred Stock”) as set forth in the certificate of incorporation of Ziff Davis Holdings, we will be required to offer to repurchase all the Notes for a price equal to 101% of the principal amount, plus interest that has accrued but has not been paid as of the repurchase date, and to offer to redeem all the Series E Preferred Stock, if a change of control (as defined in the indentures governing the Notes or in the certificate of incorporation of Ziff Davis Holdings, respectively) occurs. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchases, or that we will not have sufficient funds to pay our other debts. In addition, the indentures governing the Notes may prohibit us from redeeming the Series E Preferred Stock after a change in control until we have repaid in full our debt under such indentures. If we fail to repurchase the Notes upon a change in control, we will be in default under the indentures governing the Notes. Any future debt that we incur may also contain restrictions on repurchases in the event of a change in control or similar event. These repurchase restrictions may delay or make it harder for others to obtain control over us.
If there is a default, proceeds from sales of the collateral may not be sufficient to repay the holders of the Floating Rate Notes.
     The value of the Notes in the event of a liquidation will depend on market and economic conditions, the availability of buyers and similar factors. You should not rely upon the book value of the assets underlying the collateral as a measure of realizable value for such assets. No appraisals of any collateral were prepared in connection with the offering of the Notes. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers, the current condition of the collateral, the existence of title defects and other factors both in and out of our control.
     Under the indenture governing the terms of the Notes, we are permitted to incur additional indebtedness and other obligations that may share in the liens on the collateral securing the Notes. If we incur any additional debt that is secured on an equal and ratable basis with the Secured Notes, the holders of that debt will be entitled to share ratably with the holders of the Notes and the value of the collateral securing the Notes will be diluted.
     In addition, rights of holders of Notes in the collateral securing the Notes may be adversely affected by the failure to perfect security interests in certain collateral securing the Notes, both to the extent permitted by the specific terms of the indenture governing the Secured Notes, which provides for a security interest in our cash and deposit accounts but does not require such security interest to be perfected, and as a result of any failure to perfect security interests that the indenture requires to be perfected.
     If the proceeds of any sale of the assets underlying the perfected security interests in the collateral are insufficient to repay all amounts due on the Notes, the holders of the Notes (to the extent the Notes are not repaid from the proceeds of the sale of the collateral) would have only an unsecured claim against our remaining assets, which claim will rank equal in priority to our other unsecured senior indebtedness.

The guarantees and the liens securing the guarantees of the Notes may not be enforceable because of fraudulent conveyance laws.
     The incurrence of the guarantees of the Notes and the grant of liens by the guarantors (including any future guarantees and future liens) may be subject to review under U.S. federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy case or lawsuit is commenced by or on behalf of the guarantors’ unpaid creditors. Under these laws, if in such a case or lawsuit a court were to find that, at the time such guarantor incurred a guarantee of the Notes or granted the lien, such guarantor:
•	incurred the guarantee of the Notes or granted the lien with the intent of hindering, delaying or defrauding current or future creditors;

•	received less than reasonably equivalent value or fair consideration for incurring the guarantee of the Notes or granting the lien and such guarantor;

•	was insolvent or was rendered insolvent;

•	was engaged, or about to engage, in a business or transaction for which its remaining assets constituted unreasonably small capital to carry on its business; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured (as all of the foregoing terms are defined in or interpreted under the relevant fraudulent transfer or conveyance statutes);
then such court could avoid the guarantee or lien of such guarantor or subordinate the amounts owing under such guarantee or such lien to such guarantor’s presently existing or future debt or take other actions detrimental to you.
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
     The Series E Preferred Stock offers limited preemptive rights on issuances by Ziff Davis Holdings that are senior to such shares and a right to approve the issuance of shares junior to the series D redeemable preferred stock (“Series D Preferred Stock”) but senior to or on par with the Series E Preferred Stock. However, these rights are subject to certain limitations, which may result in the dilution of your equity interest in Ziff Davis Holdings. We may offer and sell additional shares of capital stock in the future, including capital stock issued under our Amended and Restated 2002 Employee Stock Option Plan (“2002 Plan”). In connection with our financial restructuring, we issued approximately 38.6 million common stock warrants to Willis Stein, each entitling Willis Stein to obtain upon exercise one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share, and approximately 5.2 million common stock warrants to the tendering holders of our 12% Notes (of which approximately 1.4 million common stock warrants were issued to Willis Stein as a tendering holder), each giving such holders the right to acquire upon exercise one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share.
Because there is no public market for the Notes, you may not be able to resell your Notes.
     The Notes have been registered under the Securities Act, but do not trade on any established securities exchange. Accordingly, there can be no assurance as to:
•	the ability of holders to sell their Notes; or

•	the price at which the holders would be able to sell their Notes.
     If a trading market does develop, the Notes might trade at higher or lower prices than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar debentures and our financial performance. Historically, the market price for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. For example, the difference in yield between investment grade and non-investment grade debt increased dramatically in 2001 and 2002, driving prices down on non-investment grade debt, following the September 11, 2001 terrorist attacks and a number of corporate accounting scandals. The market for the Notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of the Notes.
We depend on advertising as a principal source of revenue, which decreases during economic cycle downturns and fluctuates due to seasonal buying.
     We expect that advertising revenue will continue to be the principal source of our revenue in the foreseeable future. Most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. We cannot assure you that we will be able to retain current advertisers or obtain new advertising contracts. Advertising revenue for the magazine industry is cyclical and dependent upon general economic conditions. Advertising revenue for the technology magazine industry has decreased significantly over the last several years due to the downturn in the technology sector (and the general U.S. economy for much of that period) and a migration of advertising demand from print media to non-print media such as the internet. The technology sector has declined as technology capital spending has slowed dramatically which has led to further industry consolidation and reduction of advertising budgets. If the technology sector downturn continues or a general economic downturn resumes, our advertisers may continue to reduce their advertising budgets and any material decline in these revenues would have a material adverse effect on our business, results of operations and financial condition. In addition, factors such as competitive pricing pressures and delays in new product launches may affect technology product advertisers. We cannot assure you that advertisers will maintain or increase current levels of advertising in special-interest magazines.
If the U.S. economy worsens, we may have to implement further cost saving efforts to achieve the benefits we expect, which could result in further restructuring charges and materially impact our business.
     In 2001 and 2002, we experienced a significant decline in revenue and earnings, primarily due to weak economic conditions, which were exacerbated by the terrorist attacks of September 11, 2001. We took a number of steps designed to improve our profits and margins despite decreased revenue. We restructured a number of our businesses and support departments and reduced overhead infrastructure by consolidating and closing several offices and outsourcing certain corporate functions. As a result, we recorded special restructuring and writedown charges to our operations of $277.5 million in 2001 and $128.2 million during 2002 related to these operating and financial restructuring decisions. Additionally, due to marketplace conditions in the technology and videogame markets that our publishing and events operations serve, on December 31, 2004 we committed to a plan to restructure certain of our operations in order to improve our profitability that included discontinuing the publication of GMR magazine and the Business4Site event, reducing the frequency of Xbox Nation magazine and reducing certain other operating, general and administrative expenses. As a result, we recorded a restructuring charge of $5.5 million during the fourth quarter of 2004. Most recently, in connection with the discontinuation of Sync and ExtremeTech magazines and reduction of certain corporate positions related to our reorganization into three operating divisions, we recorded a restructuring charge of $3.0 million in the fourth quarter of 2005. If the U.S. economy worsens, our revenue would likely decline further. Because of our fixed cost structure, decreases in our revenue cause disproportionately greater decreases in our earnings. Accordingly, if revenue declines beyond our expectations, we will be forced to take additional cost-saving steps that could result in additional restructuring charges and materially adversely affect our business.
We may not be able to protect our intellectual property.
     We rely on copyright and trademark rights to protect our publishing products. Effective trademark and copyright protection may be unavailable or limited, or we may not have applied for such protection in the United States or abroad. In addition, we have been, and may in the future be, notified of claims that our products may infringe trademarks, copyrights, patents and/or other intellectual property rights of others. Such claims, including any related litigation, could result in significant expense to us and adversely affect our cash flow, whether or not such litigation is resolved in our favor.
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
     We face significant competition from a number of print and website publishers, some of which have greater financial and other resources than we have, which may enhance their ability to compete in the technology and videogame publishing market. We principally compete for advertising and circulation revenue with publishers of other technology and videogame publications. We also face broad competition from media companies that produce general-interest magazines and newspapers. Competition for advertising revenue is primarily based on advertising rates, the nature and scope of readership, reader response to the promotions for advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom have greater resources than we do, may enter these markets and intensify competition. We announced effective January 2005 a reduction in the rate base of PC Magazine to 700,000 as did our primary competitor, PC World, when it reduced its rate base to 850,000 effective January 2005. We also have announced reductions in rate base or target circulation for certain other of our magazines. Although reduced circulation lowers our production and distribution expenses, it could also have a negative impact on our revenues that potentially equals or exceeds the production and distribution cost savings.
Our principal vendors are consolidating and this may adversely affect our business and operations.
     We rely on our principal vendors and their ability or willingness to sell goods and services to us at favorable prices and other terms. Many factors outside our control may harm these relationships and the ability and willingness of these vendors to sell these goods and services to us on such terms. Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand wholesalers, distributors and retailers. Each of these industries in recent years has experienced consolidation among its principal participants. Further consolidation may result in all or any of the following, which could adversely affect our results of operations:
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
     Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. Postal rates increased 9.9% in January 2001, 2.6% in July 2001, 9.9% in June 2002 and 5.4% in January 2006. Each of these price increases has had a significant adverse effect on our cash flow, and any further significant cost increases will also have an adverse effect on our cash flow. Many in the publishing industry anticipate that the Postmaster General shortly will file a new rate case (a request to increase postal rates) requesting a rate increase of 6%-10% or higher, which might result in increased rates; any such increase likely would not become effective, however, prior to approximately mid 2007.
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

Our websites and networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our and our users’ proprietary or personal information.
     Our Internet activities involve the storage and transmission of proprietary information and personal information of our users. We endeavor to protect our proprietary information and personal information of our users from third party access. However, it is possible that unauthorized persons may be able to circumvent our protections and misappropriate proprietary or personal information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and other resources to protect against or remedy any such security breaches. Accordingly, security breaches could expose us to a risk of loss, or litigation and possible liability. Our security measures and contractual provisions attempting to limit our liability in these areas may not be successful or enforceable.
Our business involves risks of liability claims for publication and website content or technology, which could result in significant liability.
     As a publisher and a distributor of print publications and Internet content, we may face potential liability for:
•	defamation;

•	negligence;

•	copyright, patent or trademark infringement;

•	use or failure to protect personal information about our users collected on our websites or through subscriptions;

•	other claims based on the nature and content of the materials published or distributed.
     Our insurance may not cover these types of claims, and it may or may not apply to a particular claim or be adequate to reimburse us for all liability that may be imposed. Any liability we incur that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, operating results and financial condition.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.
     Beginning with the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report from our auditors on our management’s assessment of and operating effectiveness of internal controls. We are taking steps to comply with Section 404 and other Sarbanes-Oxley Act requirements. The efficacy of the steps we are taking to ensure the reliability of our financial statements is subject to continued management review, as well as audit committee oversight. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to accurately meet our reporting obligations. In addition, if we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner. Any failure by us to timely provide the required financial information could materially and adversely impact our business, our financial condition and the market value of the Notes.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
Properties
     Our principal properties and the approximate square feet occupied by us (excluding excess space vacated or sublet to others) are currently as follows:

	Lease	Approximate
	Expiration	Square Feet
New York, New York (Headquarters)	2019	144,000
San Francisco, California	2010	35,000
Woburn, Massachusetts	2006	11,000

     Properties other than those listed above include smaller sales and/or general offices in Chicago, Illinois; Topsfield, MA; Medford, MA; Garden City, NY; Houston, TX and Atlanta, Georgia, under leases expiring through 2007. We do not own real property and we lease all of our offices from third parties. We believe our facilities are in good operating condition and are suitable and adequate for our current operations.
     In connection with prior years’ cost reduction programs, we undertook a real estate consolidation and relocation project designed to reduce our total real estate costs and square feet leased. In 2001, we closed eight facilities covering approximately 60,000 square feet with lease terms expiring through 2006. Two of the facilities covering approximately 24,000 square feet have been subleased. We also subleased approximately 194,000 square feet of our New York headquarters with sublease terms expiring in 2019. In 2002, we closed three more facilities covering approximately 125,000 square feet with terms expiring in 2010 and vacated approximately 60,000 square feet in our New York headquarters. In 2004, we entered into a sublease agreement for the vacated space in our New York headquarters that will also expire in 2019. We are currently in the process of attempting to negotiate subleases or lease terminations relating to the remaining closed facilities and excess leased space. We cannot assure you, however, that we will successfully negotiate and execute these additional subleases or lease terminations, or comment as to the terms on which we could do so.
ITEM 3. LEGAL PROCEEDINGS
     In May 2004, we gave notice of our election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, we were informed that the Former Licensee had commenced litigation against us in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against us, and granted our request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, we were informed that the Former Licensee sued us in Greece for damages. We currently do not anticipate that this matter will have a material impact on our financial condition or results of operations, however, we cannot give any assurances as to the outcome of these matters.
     We are also subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no public trading market for Ziff Davis Holdings’ common stock. There are approximately 35 holders of record of Ziff Davis Holdings’ common stock. Ziff Davis did not during 2005 sell any equity securities.
     Ziff Davis Holdings has not paid cash dividends on its common stock and currently intends to retain any future earnings to finance operations, debt service and business expansion. Therefore, the payment of any cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of Ziff Davis Holdings and subject to terms of the indentures governing the Floating Rate Notes and the Compounding Notes and Ziff Davis Holdings’ certificate of incorporation and will be dependent upon our earnings, capital requirements, financial condition and such other factors deemed relevant by the Board of Directors.
     Ziff Davis Holdings did not repurchase any of its equity securities during 2005.
ITEM 6. SELECTED FINANCIAL DATA
     The following table presents the selected historical financial information of Ziff Davis Holdings. The selected financial information as of December 31, 2005, 2004, 2003, 2002 and 2001 and for the years ended December 31, 2005, 2004, 2003 and 2002 the nine month period ended December 31, 2001, were derived from the audited Consolidated Financial Statements and the related notes of Ziff Davis Holdings, which appear in Item 8 in this Form 10-K.

     The following selected historical financial and operating information of Ziff Davis Holdings should be read in conjunction with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited Consolidated Financial Statements and related notes of Ziff Davis Holdings, which appear in this Form 10-K.
ZIFF DAVIS HOLDINGS INC.
SELECTED FINANCIAL DATA

					Nine Months
					Ended
	Year Ended December 31,				December 31,
(in thousands of dollars)	2005	2004	2003	2002	2001(2)
Statement of Operations Data(1):
Revenue, net	$187,611	$204,477	$194,107	$209,037	$215,859

Operating expenses:
Cost of production	51,834	59,743	60,622	75,835	81,726
Selling, general and administrative expenses	117,688	110,939	98,973	125,171	164,351
Depreciation and amortization of property, equipment and intangible assets	5,831	6,202	10,793	18,851	62,636
Amortization of intangible assets	16,384	15,226	15,108	18,919	—
Restructuring charges, net(3)	2,967	5,491	(6,238)	48,950	37,412
Loss on equity investment	56	—	—	—	—
Write-down of intangible assets(4)	—	—	—	79,241	240,077

Total operating expenses	194,760	197,601	179,258	366,967	586,202

Income (loss) from operations	$(7,149)	$6,876	$14,849	$(157,930)	$(370,343)

Net (loss) income	$(118,075)	$(85,186)	$(1,909)	$(196,840)	$(415,424)

Cash Flows and Other Data(1):
Cash Flows:
Operating	$(8,803)	$9,801	$8,535	$(48,002)	$(65,138)
Investing	(12,530)	(8,982)	2,411	(1,013)	(8,704)
Financing	22,915	(15,535)	(4,928)	70,349	68,287
Capital expenditures	6,542	5,849	2,518	2,567	23,336
Balance Sheet Data(1) (At End of Period):
Cash and cash equivalents	$34,174	$32,592	$47,308	$41,290	$19,956
Total assets	346,795	352,652	376,908	394,412	515,295
Total debt	357,458	308,857	309,031	301,266	429,201
Redeemable preferred stock	899,533	814,549	739,602	673,577	515,987
Total stockholders’ deficit	$(1,066,612)	$(948,537)	$(863,351)	$(796,763)	$(555,314)

(1)	The financial information presented is for Ziff Davis Holdings. See Note 20 to our Consolidated Financial Statements for condensed consolidating financial information for Ziff Davis Media and our subsidiary guarantors.

(2)	As of January 1, 2002, Ziff Davis Holdings adopted the Emerging Issues Task Force Nos. 01-9 and 00-25, which required the netting of product placement and distribution costs against reported revenue. Amounts prior to January 1, 2002, have been reclassified to reflect the current year adoption of this accounting pronouncement.

(3)	The restructuring charges incurred in 2001, 2002, 2004 and 2005 were primarily related to the closure of magazines. They include the write-off of fixed assets, severance costs and costs to exit certain activities, such as facilities closure costs. The credit incurred in 2003 represents a reversal of a portion of the prior years’ accruals primarily relating to adjustments to our estimated future real estate lease costs after excess vacant space was sublet.

(4)	Reflects asset impairment charges primarily related to the closure of magazines.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements, including the notes to those statements, which are included in Item 8 of this Form 10-K and in conjunction with the sections of Item 1A of this Form 10-K titled “Forward-Looking Statements” and “Certain Risk Factors.”

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
     We had no operations prior to April 5, 2000, when we completed the acquisition of ZDP for $780.0 million plus expenses. This acquisition was accounted for under the purchase method of accounting and was funded by: (1) issuing preferred and common stock for $353.7 million in proceeds; (2) executing a $405.0 million Senior Credit Facility (as subsequently amended and restated, the “Senior Credit Facility”) of which $355.0 million was borrowed at closing; and (3) issuing a bridge loan totaling $175.0 million in proceeds. Fees and expenses, including debt issuance costs associated with the acquisition, which totaled approximately $30.0 million, were paid with the equity and debt proceeds. On July 18, 2000, we issued $250.0 million 12% senior notes due 2010 (the “12% Notes”). The proceeds from the offering of the 12% Notes were used to repay the bridge loan and approximately $59.7 million of the Senior Credit Facility. In addition, proceeds from the offering of the 12% Notes were used to pay approximately $8.5 million of expenses associated with the offering and approximately $6.8 million of accrued interest.
     In August 2002, we completed a financial restructuring, including an exchange of most of our 12% Notes for new Compounding Notes due 2009 (“the Compounding Notes”) and equity as well as the amendment and restatement of our Senior Credit Facility. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Restructuring” and Note 13 to our audited Consolidated Financial Statements.)
     We have historically reported and managed our business in conjunction with the reporting requirements set forth in the Senior Credit Facility and indenture agreements which mandated certain restrictions on the sources of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in these debt agreements. Effective July 1, 2004, we amended the terms of our Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries (as defined in the Senior Credit Facility as had been amended and restated) and allowed the Company to be viewed in its entirety for purposes of financial covenant compliance. As a result effective July 1, 2004 we have been reporting and managing our business along the following operations segments: Consumer/Small Business Group, the Enterprise Group and the Game Group.
     In April 2005, we completed a private placement transaction pursuant to which we issued $205.0 million of Senior Secured Floating Rate Notes at a floating interest rate of 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 6.00% which mature in 2012 (the “Floating Rate Notes”). Interest on the Floating Rate Notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to repay in full our Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27.0 million was added to our existing cash balance and is available for general corporate purposes.
     Simultaneously with the initial sale of the Floating Rate Notes, we entered into a registration rights agreement, under which it agreed to commence an offer to exchange the originally issued notes with a series of publicly registered notes with substantially identical terms. Under the exchange offer, which commenced on June 24, 2005 and expired on July 22, 2005, 100% of the originally issued notes were tendered and exchanged for publicly registered notes. The Floating Rate Notes are subject to certain exceptions and permitted liens, secured by a first priority security interest in substantially all of our existing and future assets.
     During 2005 we completed an additional operational realignment of our businesses into three distinct groups (Consumer/Small Business Group, Enterprise Group and the Game Group) that each offer integrated customer solutions. This realignment does not change our reporting of segment results, rather it further integrates the development and execution of the products and services offered by the respective groups.
     Our Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine, a number of consumer-focused websites, led by pcmag.com and extremetech.com, and our consumer electronics convention, DigitalLife. During the fourth quarter of 2005 we shut down both Sync and ExtremeTech magazines. The operating results for these publications are included in the financial statements for the year ended December 31, 2005.

     Our Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; sixteen internet sites affiliated with these brands and also a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars, which produce live interactive webcasts and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes our custom conference group which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing , which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers. .
     The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and the 1up network, a collection of online destinations for gaming enthusiasts. The Game Group discontinued publishing GMR and reduced the frequency of Xbox Nation during the fourth quarter of 2004. The full year results of these publications are included in the financial statements for the year ended December 31, 2004.
     For additional information on our operating segments, see Note 22 to our audited Consolidated Financial Statements.
     Ziff Davis Holdings’ financial statements as of December 31, 2005, 2004 and for the years then ended are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries.
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
     Our revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches. New properties generally require several years to achieve profitability, and upon achieving initial profitability often have lower operating margins than more established properties. Accordingly, our total revenue and profitability from year to year may be affected by the number and timing of new product launches. If we conclude that a new property or service will not achieve certain milestones with regard to revenue, profitability or cash flow within a reasonable period of time, management may discontinue such publication or service or merge it into another existing publication or service.
     In 2005 changes in the advertising market that began as a result of the economic downturn in 2001 continued to have a significant negative impact on our business. These trends included a significant decline in print technology advertising spending and consolidation among our technology and videogame advertisers. In response to this decline, we have undertaken cost reduction and restructuring programs in 2004 and 2005.
Results of Operations — Year ended December 31, 2005 compared to year ended December 31, 2004
     The table below presents results for the year ended December 31, 2005 and compares this to the results for the year ended December 31, 2004.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands of dollars)	2005	2004
Revenue, net	$187,611	$204,477

Operating expenses:
Cost of production	51,834	59,743
Selling, general and administrative expenses	117,688	110,939
Depreciation and amortization of property and equipment	5,831	6,202
Amortization of intangible assets	16,384	15,226
Restructuring charges, net	2,967	5,491
Loss on equity investment	56	—

Total operating expenses	194,760	197,601

Income (loss) from operations	(7,149)	6,876
Interest expense, net	(110,711)	(91,824)

Loss before income taxes	(117,860)	(84,948)
Income tax provision	215	238

Net loss	$(118,075)	$(85,186)

Revenue, Net
     Revenue was $187.6 million for the year ended December 31, 2005, compared to $204.5 million in the comparable prior year period, a decrease of $16.9 million, or 8.3%.
     Revenue for the Consumer/Small Business Group was $68.3 million in 2005 compared to $81.0 million in the comparable prior year period, a decrease of $12.7 million, or 15.6%. The decrease was primarily caused by lower print advertising revenues and lower circulation revenues for PC Magazine. PC Magazine ad pages and its ad page yield declined year over year. This decrease in ad page yield was primarily caused by the PC Magazine’s rate base reduction that occurred in the first quarter of 2005. This decline was partially offset by an increase in the online businesses, principally pcmag.com, and a 37% increase in revenues for the DigitalLife convention. Revenue for Sync and ExtremeTech magazines, which were shut down in the fourth quarter of 2005, was $5.9 million in 2005 compared to $2.5 million in 2004.
     Revenue for the Enterprise Group was $76.6 million in 2005 compared to $72.9 million in the comparable prior year period, an increase of $3.7 million, or 5.0%. The increase primarily related to the growth of the Enterprise Group’s online properties as well as its Custom Solutions Group. These increases are partially offset by a decline in print advertising and list rental revenues. Ad pages for the Enterprise Group publications increased year over year, but ad page yields decreased year-over-year.
     Revenue for the Game Group was $42.7 million in 2005 compared to $50.6 million in the comparable prior year period, a decrease of $7.9 million, or 15.6%. The decrease was primarily related to the expiration of the GMR magazine partnership as well as the reduction in frequency of Xbox Nation and lower newsstand sales and advertising revenues. Revenues for GMR and Xbox Nation were $0.4 million in 2005 compared to $4.2 million in 2004. The decline in newsstand revenue was primarily caused by the current stage of the videogame console market. These decreases were partially offset by an increase in the Game Group’s online revenues.
Cost of Production
     Cost of production was $51.8 million for the year ended December 31, 2005, compared to $59.7 million for the comparable prior year period, a $7.9 million or 13.2% decrease.
     Cost of production related to the Consumer/Small Business Group decreased $4.4 million, or 21.3% from $20.6 million in 2004 to $16.2 million for the year ended December 31, 2005. The decrease was primarily caused by PC Magazine’s rate base reduction in the first quarter of 2005, which reduced the volume of magazines produced year-over-year. The decrease was partially offset by higher costs to produce the expanded DigitalLife convention. Cost of production for the Consumer/Small Business Group as a percentage of revenue was 23.7% and 25.4% for the years ended December 31, 2005 and 2004, respectively.
     Cost of production related to the Enterprise Group decreased $0.2 million to $14.0 million for the year ended December 31, 2005 compared to $14.2 million for the year ended December 31, 2004. This decrease was caused by the elimination of costs related to the Business 4Site West event, which did not take place in 2005. This decrease was partially offset by two more issues being produced in 2005 than in 2004. The cost of production as a percentage of revenues was 18.2% and 19.4% for the years ended December 31, 2005 and 2004, respectively.
     Cost of production related to the Game Group decreased $3.3 million, or 13.2% from $24.9 million in 2004 to $21.6 million in 2005. The decrease primarily relates to reduction in frequency of publication of Xbox Nation in 2005, a reduced number of issues in 2005 and lower ad pages in 2005. Cost of production as a percentage of revenue was 50.5% and 49.2% for the years ended December 31, 2005 and 2004, respectively. The cost of production as a percentage of revenue is traditionally higher for the Game Group because each line of of the cost associated with the CD/DVD insert for Official U.S. Playstation Magazine.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the year ended December 31, 2005 were $117.7 million, compared to $110.9 million for the year ended December 31, 2004, a $6.8 million or 6.1% increase.
     Selling, general and administrative expenses related to the Consumer/Small Business Group increased $1.3 million, or 3.2%, from $39.8 million in 2004 to $41.1 million in 2005. The increase was primarily due to increased spending on content development and sales and marketing to expand the Group’s online business. The majority of these costs related to an increase in employees year over year. This increase in costs was partially offset by lower spending in the magazine circulation and marketing areas. Selling, general and administrative expenses as a percentage of revenue were 60.1% and 49.1% for the years ended December 31, 2005 and 2004, respectively. The primary reasons for this increase was the decline in the revenue and the increase in headcount associated with building the group’s online business and the DigitalLife convention.
     Selling, general and administrative expenses related to the Enterprise Group increased $10.2 million, or 21.8%, from $46.7 million in 2004 to $56.9 million in 2005. The increase was primarily due to an increase in costs to grow the group’s online businesses as well as higher execution costs related to growing the group’s custom events business. This cost increase primarily related to an increase in employees year over year. Selling, general and administrative expenses for the Enterprise Group as a percentage of revenue were 74.2% and 64.1% for the years ended December 31, 2005 and 2004, respectively. This increase was primarily caused by the increase in headcount for the online and events businesses.
     Selling, general and administrative expenses related to the Game Group decreased $4.7 million, or 19.2%, from $24.4 million in 2004 to $19.7 million in 2005. Approximately $2.1 million or 46.7% of this decrease was attributable to the reduction of costs resulting from the reduction in the frequency of publication of Xbox Nation and the expiration of the GMR contract in early 2005. The decrease was also caused by a reduction in sales, marketing, circulation and editorial costs for Computer Gaming World, Electronic Gaming Monthly, Official U.S. Playstation Magazine year over year. These decreases were partially offset by an increase in costs to expand the group’s 1UP Network year over year. Selling, general and administrative expenses for the Game Group as a percentage of revenue were 46.1% and 48.2% for the years ended December 31, 2005 and 2004, respectively.
Depreciation and amortization
     Depreciation and amortization expenses were $22.2 million and $21.4 million for the years ended December 31, 2005 and 2004, respectively. The increase was primarily caused by an increase in capital expenditures of $0.7 million year over year as well as the increase in amortization expenses related to intangible assets acquired in the November 2005 purchase of FileFront.com.
Restructuring charges, net
     During the fourth quarter of 2005, we recorded a $3.0 million restructuring charge. The restructuring charge was principally comprised of severance for terminated employees and exit costs related to the closure of Sync and ExtremeTech magazines. We expect to realize approximately $5.0 million in earnings before interest, taxes, depreciation, amortization, restructuring and certain other non-cash charges (“EBITDA”) (See Note 22 of our audited Consolidated Financial Statement for a reconciliation of EBITDA to loss before income taxes) improvement in 2006 directly attributable to the closure of Sync and ExtremeTech magazines along with additional restructuring actions within the Company’s selling, general and administrative activities.
     During the fourth quarter 2004, we implemented a comprehensive cost reduction and restructuring program. The program included the discontinuation of GMR, the reduction in frequency of Xbox Nation and canceling the Business 4Site show scheduled for November 2004. The restructuring was also designed to reduce our workforce in order to eliminate operating costs. As a result of the restructuring, we recorded a restructuring charge of $5.5 million as of December 31, 2004 which was comprised of $3.3 million in employee severance costs and $2.2 million in costs to exit certain activities.
Interest expense, net
     Interest expense was $110.7 million for the year ended December 31, 2005, compared to $91.8 million for the year ended December 31, 2004. Our weighted average debt outstanding was approximately $335.2 million and $310.2 million, and our weighted average interest rate was 11.98% and 9.07% for the years ended December 31, 2005 and 2004, respectively. Interest expense includes the interest associated with our Floating Rate Notes, Compounding Notes and 12% Notes. It also includes $84.9 million in non-cash interest related to the accretion of dividends of its preferred stock as well as non-cash reduction of interest expense of $15.9 million related to our August 2002 financial restructuring (see Note 13 to the Consolidated Financial Statements).
Income taxes
     The income tax provisions of $0.2 million for the years ended December 31, 2005 and 2004 resulted from foreign withholding taxes on our international licensing revenue as well as certain minimum state and local taxes, despite the consolidated entity having a pre-tax loss.
Results of Operations — Year ended December 31, 2004 compared to year ended December 31, 2003

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands of dollars)	2004	2003
Revenue, net	$204,477	$194,107
Operating expenses:
Cost of production	59,743	60,622

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
Selling, general and administrative expenses	110,939	98,973
Depreciation and amortization of property and equipment	6,202	10,793
Amortization of intangible assets	15,226	15,108
Restructuring charges, net	5,491	(6,238)

Total operating expenses	197,601	179,258

Income from operations	6,876	14,849
Gain on sale of assets, net	—	2,609
Interest expense, net	(91,824)	(19,142)

Loss before income taxes	(84,948)	(1,684)
Income tax provision	238	225

Net loss	$(85,186)	$(1,909)

Revenue, net
     Revenue was $204.5 million for the year ended December 31, 2004, compared to $194.1 million in the comparable prior year period, an increase of $10.4 million, or 5.4%.
     Revenue for the Consumer Small Business Group was $81.0 million in 2004 compared to $77.0 million in the comparable prior year period, an increase of $4.0 million, or 5.2%. The increase was primarily related to higher advertising revenue for our Internet operations and incremental revenue for Sync and ExtremeTech magazines and DigitalLife, all three of which debuted in 2004. However, these gains were partially offset by lower advertising revenue for PC Magazine related to a decrease in advertising pages and average revenue per page. Circulation revenue for the Consumer/Small Business Group decreased $0.5 million, or 3.4% to $14.6 million, primarily due to decreased subscription revenue for PC Magazine, partially offset by incremental newsstand revenue for Sync and ExtremeTech. Other revenue related to the Consumer/Small Business Group increased $6.6 million, or 97%, primarily driven by increased PC Magazine branded event revenue, rights and permissions revenue and e-commerce revenue.
     Revenue for the Enterprise Group was $72.9 million in 2004 compared to $60.2 million in the comparable prior year period, an increase of $12.7 million, or 21.1%. The increase primarily related to higher advertising revenue for CIO Insight and the Internet operations, substantially increased Custom Solutions Group event revenues for eWEEK, Baseline and CIO Insight and incremental revenue for the Business Information Services business. There was one additional issue of Baseline and CIO Insight published during the year ended December 31, 2004 compared to the same prior year period.
     Revenue for the Game Group was $50.6 million in 2004 compared to $56.9 million in the comparable prior year period, a decrease of $6.3 million, or 11.1%. The decrease was primarily relate to significant advertising page declines and five fewer issues published in the portfolio during the year, partially offset by an increase in the average revenue per page compared to the same prior year period. Circulation revenue for the Game Group decreased $1.5 million, or 5.9%, to $23.2 million, primarily due to decreased newsstand revenue. These decreases were partially offset by a increases 1up.com revenue and other revenue related to the Game Group which increased $1.2 million, primarily driven by increased revenue from GMR magazine, a joint venture with Electronics Boutique that has been discontinued with the February 2005 issue. Total paid advertising pages for the Game Group decreased by 23.2% for the year ended December 31, 2004.
Cost of Production
     Cost of production was $59.7 million in 2004 for the year ended December 31, 2004, compared to $60.6 million for the comparable prior year period, a $0.9 million or 1.5% decrease.
     Cost of production related to the Consumer Small Business Group decreased $0.2 million, or 1.0% from $20.8 million in 2003 to $20.6 million for the year ended December 31, 2004. The decrease primarily related to manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of our publications and the impact of more favorable supplier contracts. These savings were partially offset by the increase in advertising pages for the Consumer Small Business Group and the incremental costs associated with DigitalLife. As a result, cost of production for the Consumer Small Business Group as a percentage of revenue decreased from 27.0% to 25.4% for the years ended December 31, 2003 and 2004 respectively.
     Cost of production related to the Enterprise Group of $14.2 million remained flat in 2004 when compared to the comparable prior year period. Increased costs associated with the increase in advertising pages for the Enterprise Group and higher Internet costs due to more eSeminars and the Business 4Site West event were offset by lower manufacturing, paper and distribution cost savings achieved through the implementation of a number of new production and distribution initiatives across all of our publications and the impact of more favorable supplier contracts. As a result, cost of production for the Enterprise Group as a percentage of revenue decreased from 23.6% to 19.5% for the years ended December 31, 2003 and 2004 respectively.
     Cost of production related to the Game Group decreased $0.7 million, or 2.7% from $25.6 million in 2003 to $24.9 million in 2004. The decrease primarily relates to manufacturing, paper and distribution cost savings as a result of the significant decline in advertising pages, five fewer issues published in the portfolio during the year and lower manufacturing, paper and distribution costs achieved through the implementation of a number of new production and distribution initiatives across all of our publications. These savings were partially offset by additional costs incurred for retail partner fees and premiums (e.g., posters, CDs, etc.) used to stimulate newsstand and subscriber sales. As a result, cost of production for the Game Group as a percentage of revenue increased from 45.0% to 49.2% for the years ended December 31, 2003 and 2004 respectively.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the year ended December 31, 2004 were $110.9 million, compared to $99.0 million for the year ended December 31, 2003, a $11.9 million or 12% increase.
     Selling, general and administrative expenses related to the Consumer/Small Business Group increased $6.6 million, or 19.9% to $39.8 million in 2004. The increase was primarily due to incremental costs associated with Sync and ExtremeTech magazines and Digital Life, and increased Internet promotion, content and sales costs due to higher sales volume, costs associated with PC Magazine branded events and non-cash employee stock option expense. These higher costs were partially offset by lower overhead costs as a result of our continued cost management efforts. As a result, selling, general and administrative expenses for the Consumer/Small Business Group as a percentage of revenue increased from 43.1% to 49.1% for the years ended December 31, 2003 and 2004, respectively.
     Selling, general and administrative expenses related to the Enterprise Group increased $4.0 million, or 9.4% to $46.7 million in 2004. The increase was primarily due to higher sales volumes for custom events, Business Information Service, development costs, increased Internet promotions, content and sales costs due to higher sales volume. These higher costs were partially offset by lower overhead costs as a result of our continued cost management efforts. As a result, selling, general and administrative expenses for the Enterprise Group as a percentage of revenue decreased from 70.9% to 64.0% for the years ended December 31, 2003 and 2004, respectively.
     Selling, general and administrative expenses related to the Game Group increased $1.3 million, or 5.6% to $24.4 million in 2004. The increase was primarily due to incremental costs associated with 1up.com, partially offset by lower overhead costs as a result of our continued cost management efforts. As a result, selling, general and administrative expenses for the Game Group as a percentage of revenue increased from 40.6% to 48.2% for the years ended December 31, 2003 and 2004, respectively.
Depreciation and amortization
     Depreciation and amortization expenses were $21.4 million and $25.9 million for the years ended December 31, 2004 and 2003, respectively. The decrease is principally attributable to a greater portion of assets being fully depreciated as of December 31, 2004.
Restructuring charges, net
     During the fourth quarter 2004, we implemented a comprehensive cost reduction and restructuring program. The program included the discontinuation of GMR, the reduction in frequency of Xbox Nation and canceling the Business 4Site show scheduled for November 2004. The program was also designed to reduce our workforce in order to decrease excess operating costs. As a result of the restructuring, we recorded a restructuring charge of $5.5 million as of December 31, 2004 which is comprised of $3.3 million in employee severance costs and $2.2 million in costs to exit certain activities.
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
     Interest expense at December 31, 2004, included the following non-cash items: (1) $74.9 million related to the accrued dividends on the redeemable Preferred Stock (previously recorded in Accumulated deficit on the Condensed Consolidated Balance Sheet); (2) $1.5 million related to long-term real estate leases recorded in prior year periods at their net present value; (3) $2.3 million of amortization of debt issuance costs and (4) $1.5 million of net interest expense related to the Compounding Notes; as well as non-cash reduction of interest expense of $13.3 million related to our August 2002 financed restructuring (see Note 12 to the Consolidated Financial Statements).
Income taxes
     The income tax provision of $0.2 million for the years ended December 31, 2004 and 2003 resulted from foreign withholding taxes on our international licensing revenue as well as certain minimum state and local taxes, despite the consolidated entity having a pre-tax loss.
Liquidity and Capital Resources
     Total cash at December 31, 2005 was $34.2 million. We have historically relied upon cash flow from operating activities, debt financing through placement of notes or borrowings under the former Senior Credit Facility, and additional investments from our equity sponsors to finance our operations.
     Total indebtedness at December 31, 2005 was $357.5 million and consisted of $205.0 million of Floating Rate Notes, $140.2 million of Compounding Notes and $12.3 million of 12% Notes. Total debt does not include $899.5 million in aggregate redemption value of outstanding shares of mandatorily redeemable Preferred Stock of Ziff Davis Holdings.
     In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205.0 million of Floating Rate Notes at a floating interest rate of 3-month LIBOR plus 6.00% which mature in 2012. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay-off our Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27.0 million was added to our existing cash balance and is available for general corporate purposes.
     Compounding Notes are due in 2009. Non-cash interest is compounded quarterly on these notes at 14%. Cash interest starts accruing on these notes in August 2006 at 12% with the first payment due in February 2007. The 12% notes mature in 2010 and bear interest at 12% that is paid semi-annually. Based on current interest rates, we anticipate approximately $23 million in cash interest payments will be due in 2006.
     Our 2002 Employee Stock Option Plan (the “2002 Plan”) gives each optionee the right to obtain cash payments in certain circumstances. This cash payment would equal the “Spread Value Per Share”, as defined, that the optionee may have failed to receive in a “Dividend Event” or a “Redemption Event,” as defined, due to the option being wholly or partially unvested or unexercisable as of the date of such event. The 2002 Plan only provides the optionee with the right to receive a cash payment to the extent that we have made payments to holders of outstanding shares of stock, in an amount per share that exceeds the exercise price of the option on such class of stock.
Liquidity Position
     We believe that our cash on hand, coupled with future cash generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs for 2006. Due to the repayment of the Senior Credit Facility, none of our outstanding indebtedness requires us to meet any financial covenants. The Floating Rate Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if we intend to take some action, such as incur additional debt or make a restricted payment, as defined.
     In terms of long-term liquidity, our ability to service our indebtedness will depend on our future performance which will be affected by prevailing economic conditions and financial, business and other factors. We believe that our diversification into Internet, events and other non-print businesses will continue and that these businesses will grow profitably and will generate meaningful incremental free cash flow to assist us in servicing our long-term obligations. Our current intention is to repay our long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations; with the remainder coming from the refinancing of our obligations, including our Redeemable Preferred Stock outstanding; or selling assets to obtain funds for such purposes. In terms of the redemption of its preferred securities, we believe the primary holder of these securities and our equity sponsor, Willis Stein, will continue to support our future growth plans and will develop a plan to extend the maturities or refinance these preferred securities in the event that should become necessary. There is no assurance, however, that refinancing of indebtedness, including preferred securities, or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing indebtedness.
     Significant assumptions and risks apply to this belief, including, among other things, that we will be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. See Item 1A — Risk Factors.
Sources and Uses of Cash — Years Ended December 31, 2005 and 2004
     Details for the changes in cash and cash equivalents during the years ended December 31, 2005 and 2004 are discussed below:
     Operating Activities. Cash (used)/provided by operating activities was $(8.8) million for 2005 compared to $9.8 million for 2004. This decrease was primarily caused by an increase in our 2005 operating loss compared to 2004 as well as an increase in cash interest expense paid in 2005.
     Investing Activities. Cash used by investing activities was ($12.5) million and ($9.0) million for the years ended December 31, 2005 and 2004, respectively. This increase primarily relates to our 2005 acquisition of FileFront.com and its purchase of an equity investment in a joint venture in China. Capital expenditures, which primarily consist of the purchase of computer hardware and software applications, were $6.5 million and $5.8 million for the 2005 and 2004, respectively.
     Financing Activities. Cash provided/(used) by financing activities was $22.9 million and $(15.5) million for the years ended December 31, 2005 and 2004, respectively. This improvement was primarily related to the completion of an April 2005 refinancing.
Contractual Obligations and Commitments
     As of December 31, 2005, we had long-term debt and preferred stock obligations totaling $357.5 million and $899.5 million, respectively.
     The following table sets forth our contractual obligations at December 31, 2005, excluding future interest and dividends:

	Balance at December 31, 2005
		Less Than	One to	Three to	After
	Total	One Year	Three Years	Five Years	Five Years
(in thousands of dollars)
Long-term debt	$357,458	$—	$—	$152,458	$205,000
Preferred stock at redemption value	899,533	—	—	899,533	—
Non-cancelable operating lease obligations	93,331	10,014	19,845	17,341	46,131

	$1,350,322	$10,014	$19,845	$1,069,332	$251,131

     The caption Non-cancelable operating lease obligations in the above table includes our real estate operating lease obligations, net of existing subleases, at December 31, 2005. However, the lease obligation amounts are gross lease payments reflecting contractual lease escalations and have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of December 31, 2005, nor discounted to present value.
     Pursuant to purchase agreements related to the Company’s acquisitions in 2004 and 2005 the Company may be required to pay additional contingent purchase consideration. This additional contingent consideration is based on revenues and certain other performance measures to be earned or achieved in 2006. Any payments for this contingent consideration would be payable in 2007. If the contingent consideration was measured based on 2005 revenues the Company would be required to pay approximately $1.4 million.
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
     Lastly, certain legal proceedings described are potential contingencies, which could also affect our liquidity in future periods. See “Item 3 Legal Proceedings.”

Off-Balance-Sheet Arrangements
     At December 31, 2005, we did not have any relationships with variable interest (otherwise known as “special purpose”) entities that have been established for the purpose of facilitating off-balance-sheet debt.
     In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $1.6 million at December 31, 2005, and are not recorded on the audited Consolidated Balance Sheet as of December 31, 2005. These letters are collateralized by restricted cash balances as of December 31, 2005, such balances are reported in other assets, net on the balance sheet as of December 31, 2005.
     We enter into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of our 2006 fiscal year. As of December 31, 2005, we cannot provide a reasonable estimate of the likelihood and amount we would be required to pay to fulfill these commitments. As a result, we have not accrued any liabilities in relation to these incentive obligations as of December 31, 2005.
Cyclicality
     Revenue from print advertising accounted for approximately 45% of our total revenue for the year ended December 31, 2005. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition and operating results with respect to comparability to prior periods.
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
Critical Accounting Policies and Estimates
     In December 2001, the SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
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
Effect of Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.
     The account for the options to purchase our preferred stock pursuant to SFAS 133. In applying the provisions of SFAS 133 the fair value of the options are determined at the end of each reporting period and reflected as a liability on our balance sheet to the extent vesting has occurred. A corresponding amount is reflected in our statement of operations for changes in the fair value of the options which have occurred during the period. Based on the accounting treatment described above, the company believes that its current accounting for stock options issued pursuant to the 2002 Plan is consistent with the provisions of SFAS 123R and the adoption of SFAS 123R will not have a natural effect on our results of operations.
     In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets”, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our operating results or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Due to the Floating Rate Notes having a floating interest rate based on 3-month LIBOR, but our Compounding Notes and 12% Notes having fixed rates, only $152.5 million or 42.7% of our total debt is effectively set at a fixed rate of interest as of December 31, 2005. Accordingly a 1.00% fluctuation in market interest rates would cause a $2.0 million fluctuation in interest expense.
Inflation and Fluctuations in Paper Prices and Postage Costs
     We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. Paper costs increased approximately 8% for the year ended December 31, 2005 compared to the year ended December 31, 2004. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ziff Davis Holdings Inc.
We have audited the accompanying consolidated balance sheet of Ziff Davis Holdings Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ziff Davis Holdings Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
New York, New York
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ziff Davis Holdings Inc.
In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Ziff Davis Holdings Inc. and its subsidiaries (the Company) at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
March 21, 2005

ZIFF DAVIS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
as of December 31,

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,174	$32,592
Accounts receivable, net	32,496	35,126
Inventories	437	575
Prepaid expenses and other current assets	5,632	6,661

Total current assets	72,739	74,954
Property and equipment, net	16,322	15,004
Intangible assets, net	196,380	207,141
Goodwill	39,828	39,903
Other assets, net (including restricted cash of $1,623 and $0)	21,526	15,650

Total assets	$346,795	$352,652

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$21,787	$20,280
Accrued expenses and other current liabilities	34,211	26,154
Current portion of long-term debt	—	23,991
Unexpired subscriptions and deferred revenue, net	18,177	20,327

Total current liabilities	74,175	90,752
Long-term debt	357,458	284,866
Accrued interest — troubled debt restructuring	60,278	76,190
Accrued restructuring costs — long-term	12,058	14,978
Mandatorily redeemable preferred stock	899,533	814,549
Other non-current liabilities	9,905	19,854

Total liabilities	1,413,407	1,301,189

Commitments and contingencies
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 issued and outstanding as of December 31, 2005 and 2004, respectively	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,092,409)	(974,334)

Total stockholders’ deficit	(1,066,612)	(948,537)

Total liabilities and stockholders’ deficit	$346,795	$352,652

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
for the year ended December 31,

	2005	2004	2003
Revenue, net	$187,611	$204,477	$194,107

Operating expenses:
Cost of production	51,834	59,743	60,622
Selling, general and administrative expenses	117,688	110,939	98,973
Depreciation and amortization of property and equipment	5,831	6,202	10,793
Amortization of intangible assets	16,384	15,226	15,108
Restructuring charges (reductions), net	2,967	5,491	(6,238)
Loss in equity investment	56	—	—

Total operating expenses	194,760	197,601	179,258

Income (loss) from operations	(7,149)	6,876	14,849
Gain on sale of assets, net	—	—	2,609
Interest expense, net	(110,711)	(91,824)	(19,142)

Loss before income taxes	(117,860)	(84,948)	(1,684)
Income tax provision	215	238	225

Net loss	$(118,075)	$(85,186)	$(1,909)

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
for the year ended December 31,

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(118,075)	$(85,186)	$(1,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued dividends on mandatorily redeemable preferred stock	84,985	74,947	—
Depreciation and amortization	22,215	21,428	25,901
Restructuring charge (reduction)	2,967	5,491	(6,238)
Loss in equity investment	56	—	—
Provision for doubtful accounts	1,118	(769)	557
Non-cash rent (income) expense	164	(389)	(1,617)
Non-cash interest	1,830	1,531	1,316
Amortization of debt issuance costs	3,316	2,236	2,158
Non-cash stock compensation	(807)	1,109	—
Gain on sale of assets	—	—	(2,609)
Changes in operating assets and liabilities:
Accounts receivable	1,162	(1,439)	(2,797)
Inventories	138	(254)	13
Accounts payable and accrued expenses	(5,572)	(4,901)	(3,328)
Unexpired subscriptions and deferred revenue, net	(3,068)	(4,843)	(4,697)
Prepaid expenses and other, net	768	840	1,785

Net cash provided by (used in) operating activities	(8,803)	9,801	8,535

Cash flows from investing activities:
Acquisitions	(5,237)	(3,146)	—
Joint venture investment	(751)	—	—
Capital expenditures	(6,542)	(5,849)	(2,518)
Net proceeds from sale of assets	—	13	4,929

Net cash provided by (used in) investing activities	(12,530)	(8,982)	2,411

Cash flows from financing activities:
Proceeds from sale of floating rate bonds	205,000	—	—
Debt issuance costs	(6,321)	(488)	—
Repayment of borrowings under senior credit facilities	(174,141)	(15,047)	(4,928)
Funding of letters of credit, net	(1,623)	—	—

Net cash provided by (used in) financing activities	22,915	(15,535)	(4,928)

Net increase (decrease) in cash and cash equivalents	1,582	(14,716)	6,018
Cash and cash equivalents at beginning of year	32,592	47,308	41,290

Cash and cash equivalents at end of year	$34,174	$32,592	$47,308

Cash paid during the year for:
Interest	$16,963	$11,743	$14,444
Income taxes	15	15	33
The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands except per share data)

						Accumulated
			Stock	Additional		Other	Total
	Common Stock		Subscription	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Loans	Capital	Deficit	Loss	Deficit	Loss
Balance at December 31, 2002	2,334,748	$17,901	$(572)	$8,468	$(821,214)	$(1,346)	$(796,763)	$(196,386)

Cancellation of shareholder loans	(21,820)	(558)	558	—	—	—	—
Change in fair value of interest rate swap	—	—	—	—	—	1,346	1,346	1,346
Dividends payable on preferred stock	—	—	—	—	(66,025)	—	(66,025)
Net loss	—	—	—	—	(1,909)	—	(1,909)	(1,909)

Balance at December 31, 2003	2,312,928	17,343	(14)	8,468	(889,148)	—	(863,351)	$(563)

Cancellation of shareholder loans	(1,879)	(14)	14	—	—	—	—
Net loss	—	—	—	—	(85,186)	—	(85,186)	$(85,186)

Balance at December 31, 2004	2,311,049	17,329	—	8,468	(974,334)	—	(948,537)	$(85,186)
Net loss	—	—	—	—	(118,075)	—	(118,075)	$(118,075)

Balance at December 31, 2005	2,311,049	$17,329	$—	$8,468	$(1,092,409)	$—	$(1,066,612)	$(118,075)

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
     The Company had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses (see Note 3). This acquisition was accounted for under the purchase method of accounting and was funded by: (1) issuing preferred and common stock for $353,700 in proceeds; (2) executing a $405,000 senior credit facility (as subsequently amended and restricted, the “Senior Credit Facility”) of which $355,000 was borrowed at closing; and (3) issuing a bridge loan totaling $175,000 in proceeds. Fees and expenses, including debt issuance costs associated with the acquisition of ZDP, which totaled approximately $30,000, were paid with the equity and debt proceeds. On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes due 2010 (the “12% Notes”). The proceeds from the offering were used to repay the bridge loan and approximately $59,700 of the Senior Credit Facility. In addition, proceeds from the offering of the 12% Notes were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,800 of accrued interest.
     In connection with the acquisition of ZDP, the Company determined that ZDP’s wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives. As a result, the operations were sold on August 4, 2000.
Operations
     In order to focus on delivering integrated marketing solutions to our customers, in the fourth quarter of 2005 we completed an additional realignment of our business within our three segments (Consumer/Small Business Group, Enterprise Group and Game Group) each offering print, online and events products. This operational realignment does not change our reporting of segment results, rather it further integrates the development and execution of the products and services offered by the respective groups.
     The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine, a number of consumer-focused websites, led by pcmag.com and extremetech.com, and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005 we shut down both Sync and ExtremeTech magazines.
     The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; sixteen Internet sites affiliated with these brands and also a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars, which produce live interactive webcasts and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes our custom conference group which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

     The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and the 1up network, a collection of online destinations for gaming enthusiasts. The Game Group discontinued publishing GMR and reduced the frequency of Xbox Nation during the fourth quarter of 2004.
     For additional information on the Company’s operating segments, see Note 22.
Liquidity
     The Company’s financial statements have been presented on the basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
     The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
     As of December 31, 2005, we had long-term debt and redeemable preferred stock (which has been classified as debt) totaling $357.5 million and $899.5 million, respectively, and a working capital deficit of approximately $1.4 million. The Company has also incurred a $7,149 loss from operations for the year ended December 31, 2005.
     In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Floating Rate Notes at a floating interest rate of 3 month London Interbank Offering Rate (“LIBOR”) plus 6.00% which mature in 2012. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay-off the Company’s former Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27,000 was added to the Company’s existing cash balance and is available for general corporate purposes.
     The Company believes that its cash on hand, coupled with future cash generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for 2006. Due to the recent Floating Rate Notes issuance, none of the Company’s outstanding indebtedness require it to meet any financial covenants. The Floating Rate Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if the Company intends to take some action, such as incur additional debt or make a restricted payment, as defined.
     The Company will continually evaluate its business unit performance and given the realignment of operations into three businesses in late 2005, the Company is now in a position to act quickly to implement the requisite steps, principally expense and capital reductions, in the event unexpected market or competitive changes give rise to a risk of a decline in financial performance.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
     The financial statements of the Company as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     The Company’s advertisers primarily include customers who represent a variety of technology companies who are principally based in the United States. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers. No one customer accounted for more than 10% of consolidated revenue or total accounts receivable for the years ended December 31, 2005, 2004 and 2003, and as of December 31, 2005 and 2004.

Inventories
     Inventories, which consist of paper, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company does not carry any significant paper inventory as it has outsourced its paper buying function to its printer suppliers. The inventories amount reflected on the Consolidated Balance Sheet is primarily related to the production of eWEEK.
Property and equipment
     Property and equipment have been recorded at cost or their estimated fair value if acquired in connection with a business combination net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the acquired assets, ranging from 2 to 20 years. Leasehold improvements are amortized using the straight-line method over the service life of the improvement or the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred.
Capitalized software
     In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred for the development of internal use software. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. These costs are included in property, plant and equipment in the accompanying Consolidated Balance Sheet. Costs incurred in connection with business process re-engineering are expensed as incurred. The Company capitalized approximately $5,920, $3,300 and $1,700 of internal use software costs, principally in connection with its Internet properties, during the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $5,500 and $3,500 of unamortized software costs remained at December 31, 2005 and 2004, respectively.
Intangible assets and Goodwill
     Intangible assets consist principally of advertising lists, subscriber lists, trademarks and trade names and goodwill. Amortization of the definite-lived assets is computed on a straight-line basis over estimated useful lives, ranging from 2 to 20 years. Advertising lists and subscriber lists are recorded at estimate fair value as determined by an income approach. Trademarks and tradenames are recorded at estimated fair value using a relief from royalty approach. In determining estimated useful lives, the Company considers its competitive position in the markets in which it operates, the historical attrition rates of advertisers and subscribers and legal and contractual obligations.
     Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. The Company reviews the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and also performs such tests if any event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company compares the estimated fair values of the entity with its respective net book value. Fair value is generally determined based on estimated future cash flows of the related assets. If the fair value of a reporting unit equals or exceeds its carrying amount, the goodwill and indefinite-lived intangible assets of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill and indefinite-lived intangible assets impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company did not recognize any impairment of its indefinite-lived intangible assets for the years ended December 31, 2005, 2004 and 2003.
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
Debt issuance costs
     The cost to issue debt is recorded in other assets and amortized to interest expense over the term of the related debt using the straight line method. At December 31, 2005 and 2004, the Consolidated Balance Sheet included $13,970 and $10,964 in net debt issuance costs, respectively, within Other assets, net. The Company amortized $3,316, $2,236 and $2,158 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 the Company wrote off approximately $330 of debt issuance costs as a result of its April 2005 refinancing.
Revenue, net
     Advertising revenue for the Company’s magazine publications, less agency commissions and sales incentives, is recognized as income in the month that the related publications are sent to subscribers or become available for sale at newsstands. Circulation revenue consists of both subscription and single copy newsstand sales. Subscription revenue (which is net of agency fees), less estimated cancellations, is deferred when paid and then recognized as income in the month that the related publications are sent to subscribers. Newsstand sales, less estimated returns and certain sales incentives, are recognized in the month that the related publications are sold at newsstands. The Company also derives revenue from Internet advertising, royalty agreements, list rentals, custom conferences and other sources. These other revenues are recognized over the terms of related agreements or when services are provided. The Company recorded approximately $1,120, $2,504 and $2,557 in barter revenue for the years ended December 31, 2005, 2004 and 2003, respectively.
Operating costs and expenses
     Cost of production includes the direct costs of producing magazines, which are primarily paper, manufacturing, distribution and fulfillment expenses.
     Selling, general and administrative costs include compensation, editorial, product development, advertising and subscriber acquisition costs, sales and marketing and other general and administrative costs. Editorial and product development costs, including pre-publication expenses, are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products. Advertising costs are expensed as incurred. These expenses also include the direct costs of the Company’s Internet operations, such as telecommunication and hosting fees, as well as costs to produce the DigitalLife convention. Costs associated with the DigitalLife convention are deferred and expensed when the convention takes place.
Stock-based compensation
     Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-based Compensation,” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employers” and related interpretations in accounting for the options on common stock.
     Due to the nature of the rights granted to the option holders and the debt classification of the underlying securities in the case of the options on the preferred stock, the Company accounts for the option grants under the 2002 Stock Option Plan using a fair value methodology. The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. The value of the options are remeasured at each reporting period and any changes in the value are recorded as compensation expense in that period relative to the vested portion of the outstanding option. Based on the accounting treatment described above, the company believes that its current accounting for stock options issued pursuant to the 2002 Plan is consistent with the provisions of SFAS 123R and the adoption of SFAS 123R will not have a material effect on the Company’s results of operations.
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
Fair value of financial investments
     The Company’s financial instruments recorded on the Consolidated Balance Sheet include cash and cash equivalents, accounts receivable, accounts payable, preferred stock, interest rate swap agreements and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Fair value of long-term debt is based on rates available to the Company for debt with similar terms and maturities. Fair value of public debt is based on quoted market prices, where available, or quoted market prices of comparable instruments. Fair value of preferred stock is based on the present value of expected future cash flows, discounted at a risk-adjusted required rate of return (see Note 24).
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
     Reserves for restructuring related costs including severance, magazine and facilities closures are estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from its estimates, the Company may need to increase or decrease its reserves. The Company recorded restructuring charges or (credits) related to its 2001, 2002, 2004 and 2005 cost reduction and restructuring programs of $2,967, $5,491 and $(6,238) for the years ended December 31, 2005, 2004 and 2003, respectively.
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
Advertising
     All advertising costs are expensed as incurred. The Company incurred advertising expenses of $37,620, $35,495, and $28,900 for the years ending December 31, 2005, 2004 and 2003, respectively.

Recent accounting pronouncements
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, or (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R as of January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations.
     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB directed that the effective date of SFAS 150 be deferred for certain nonpublic entities with mandatorily redeemable financial instruments until fiscal periods beginning after December 31, 2003. The Company believes that under SFAS 150 it is defined as a nonpublic entity and has outstanding preferred stock that is considered mandatorily redeemable. Effective January 1, 2004, the Company recorded the accrued dividends on the mandatorily redeemable preferred stock as interest expense and classified the mandatorily redeemable preferred stock as long term liability on the Consolidated Balance Sheet. The adoption of this statement increased the Company’s total liabilities by $814,549 as of December 31, 2004 and increased the Company’s consolidated interest expense by $74,947 in 2004. This had no impact on the Company’s debt covenants or its ability to service its debt payments in 2004.
     In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets”, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s operating results or financial position.
Reclassifications
     Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.
NOTE 3 — ACQUISITIONS AND DISPOSITIONS
Acquisitions
     In October 2004, the Company acquired Connexus Media, Inc. (“CMI”), a business-to-business online publishing company based in Topsfield, Massachusetts. Under the terms of the agreement, the Company acquired CMI’s portfolio of 25 prominent business-to-business, vertical and technology-specific websites, 10 weekly eNewsletters, 25 list rental databases and other ancillary paid content programs. CMI resides in the Enterprise Group segment for reporting purposes.
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
     In November 2005, the Company acquired FileFront, L.P. (“filefront.com”), a leading destination for videogame downloads including demos, game trailers, patches and drivers. The cost of the filefront.com acquisition was $5,237 of which $4,630 was allocated intangible assets and $607 was allocated to fixed assets. The subscriber list is being amortized over three years.

     Filefront.com resides in the Game Group segment for reporting purposes.
     Had these acquisitions occurred as of January 1, 2004 or January 1, 2005 the impact on the Company’s results of operations would not have been material.
     The Company may be required to pay additional contingent purchase considerations with respect to the aforementioned acquisitions based on certain revenue and performance targets for 2006 and 2007 as defined in the purchase agreements. If any contingent consideration is earned it would be payable in 2007 and 2008.
     In November 2005, the Company contributed $751 and formed a joint venture with SEEC Media Group Limited to launch PC Magazine in the China market. The Chinese edition of PC Magazine will have an editorial edition mission identical to its counterpart in the United States, with the magazine being the definitive “independent guide to technology” and empowering technology buyers in China, to make educated and effective technology purchasing decisions.
Dispositions
     In September 2003, the Company sold an international indenture to an unrelated third party guarantee net proceeds of $4,929. The Company realized a gain of $2,544 related to the sale. The Company who recognized in 2003 a gain of $65 related to its sale of its TESTING LABS Inc. subsidiary on 2002.
NOTE 4 — ACCOUNTS RECEIVABLE, NET
     Trade accounts receivable are recorded at the invoiced amount. Although the Company may have the right to demand interest for certain delinquent accounts, the Company has not recorded any receivables for interest on delinquent accounts. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the allowance for doubtful accounts on a monthly basis and assigns an estimated reserve to the balances. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.
     In consultation with our third party distributors, the Company determines the number of magazines to deliver to newsstand locations. The allowance for newsstand returns is based on the estimate of unsold copies for each issue. This estimate is based on historical trades for each magazine.
     Allowances for subscription cancellations are based on estimates of the number of subscribers who will cancel their subscriptions. These estimates are based on historical trends for each magazine.
     Gross accounts receivable consists of the following:

	As of December 31,
	2005	2004
Trade	$23,984	$22,497
Newsstand	23,463	34,417
Subscription	4,068	5,540
Other	4,906	6,458

Total gross accounts receivable	56,421	68,912
Allowance for newsstand returns and cancellations	(19,141)	(28,022)
Allowance for trade accounts receivable, subscriptions and other	(4,784)	(5,764)

Accounts receivable, net	$32,496	$35,126

     Following are the changes in allowance for newsstand returns and cancellations during the years ended December 31, 2005 and 2004:

	Balance at	Increase to	Decrease to	Balance at
	beginning of year	allowance	allowance	end of year
December 31, 2005	$28,022	$46,806	$(55,687)	$19,141
December 31, 2004	$16,270	$45,846	$(34,094)	$28,022
     Following are the changes in allowance for trade accounts receivable, subscriptions and other during the years ended December 31, 2005 and 2004:

	Balance at	Net	Writeoffs,	Balance at
	beginning of year	additions	Net of Recoveries	end of year
December 31, 2005	$5,764	$1,512	$(2,492)	$4,784
December 31, 2004	$4,819	$3,850	$(2,905)	$5,764
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2005	2004
Deferred expenses and deposits	$5,310	$6,178
Production expenses	322	54
Other	—	429

	$5,632	$6,661

     Deferred expenses and deposits primarily represent prepaid postage and other deferred expenses related to future issues of our publications or future conferences and events. Production expenses represent prepaid manufacturing and distribution expenses related to future issues of our publications.
NOTE 6 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net consist of the following:

	As of December 31,
	2005	2004
Computers and equipment	$28,962	$26,778
Capitalized computer software	25,864	21,068
Leasehold improvements	19,929	19,491
Furniture and fixtures	6,243	6,512

	80,998	73,849
Accumulated depreciation and amortization	(64,676)	(58,845)

	$16,322	$15,004

     Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $5,831, $6,202 and $10,793, respectively. The useful lives for the various classes of assets are as follows: computer equipment three years, capitalized software five years, leasehold improvements life of the lease and furniture and fixtures five years.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
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
     Recoverability of goodwill and intangible assets is assessed both on an annual basis or on an interim basis if events or circumstances change that would likely reduce the fair value of related assets below their carrying values. During 2005, 2004 and 2003, the Company did not record any impairment charges.
     As of December 31, 2005 and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2005			As of December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortized intangible assets:
Advertising lists	$184,179	$(74,087)	$110,092	$184,178	$(60,146)	$124,032
Trademark/trade names	25,057	(5,501)	19,556	25,057	(4,104)	20,953
Subscriber lists and other	18,595	(12,646)	5,949	12,973	(11,600)	1,373

Total amortized intangible assets	227,831	(92,234)	135,597	222,208	(75,850)	146,358
Unamortized intangible assets:
Trademark/trade names	67,686	(6,903)	60,783	67,686	(6,903)	60,783
Goodwill	47,095	(7,267)	39,828	47,170	(7,267)	39,903

Total goodwill and intangible assets	$342,612	$(106,404)	$236,208	$337,064	$(90,020)	$247,044

     During the fourth quarter of 2005, the Company made an acquisition for $5,237 in which $4,630 was recorded in subscriber list and other (see Note 3).
     During 2004, the Company made acquisitions for $3,146, of which $1,279 was recorded in subscriber list and other (see Note 3).

     As of December 31, 2004, a contractual relationship with a third party for the publication of GMR magazine had expired. As part of an agreement through the third party, the Company acquired certain rights to the third party’s subscriber list. These rights were valued at $1,537 and have been included in subscriber lists as of December 31, 2005 and December 31, 2004.
     Amortization expense was $16,384, $15,226 and $15,108 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the next 5 years ending December 31, are as follows:

2006	$17,670
2007	17,670
2008	16,624
2009	15,226
2010	15,007
     As of December 31, 2005, the weighted average amortization period for all intangible assets was 13.9 years. The weighted average amortization period for advertising lists, trademarks and tradenames and subscriber lists were 14.1 years, 16 years and 3 years, respectively.
NOTE 8 — OTHER ASSETS
     Other assets, net consist of the following:

	As of December 31,
	2005	2004
Deferred financing costs	$13,971	$10,965
Deferred rent asset	5,238	4,685
Restricted cash	1,623	—
Joint venture investment	694	—

	$21,526	$15,650

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2005	2004
Accrued operating and production costs	$13,394	$11,606
Accrued restructuring costs — short-term	5,991	7,977
Accrued interest	4,103	1,329
Payroll and related employee benefits	2,417	3,037
Accrued sales and use taxes payable	2,357	845
Foreign tax liabilities	4,899	—
Other	1,050	1,360

Accrued expenses and other current liabilities	$34,211	$26,154

NOTE 10 — COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND RELATED CHARGES
     During the fourth quarter 2004, the Company implemented a comprehensive cost reduction and restructuring program. This program included the reduction in frequency of Xbox Nation and canceling the Business 4Site show scheduled for November 2004. The program was also designed to reduce the Company’s workforce in order to decrease excess operating costs. This charge was reported in the Consolidated Statement of Operations for 2004 and was comprised of the following:

Year Ended
December 31,
2004
Employee severance costs(a)	$3,320
Costs to exit certain activities(b)	2,171

$5,491

     During the fourth quarter 2005, the Company implemented a cost reduction and restructuring program. This program included the closure of Sync and ExtremeTech magazine and was also designed to reduce the Company’s workforce in order to decrease excess operating costs. This charge is reported in the Consolidated Statement of Operations for 2005 and is comprised of the following:

Year Ended
December 31,
2005
Employee severance costs(a)	$2,525
Costs to exit certain activities(b)	442

$2,967

(a)	Employee severance costs relate to severance benefits and other related costs that are calculated pursuant to the Company’s employee severance plan or individual employee contracts, as applicable.

(b)	Costs to exit certain activities relate to the termination of contracts, closure or consolidation of offices, net of sublease income and other related costs associated with the closure of publications and other businesses.
     The accrued restructuring costs balance of $18,049 at December 31, 2005 is included on the Consolidated Balance Sheet in Accrued expenses and other current liabilities ($5,991) and Accrued restructuring costs — long-term ($12,058). The remaining accrued balance primarily relates to future real estate lease costs. During the year ended December 31, 2005, the Company made $8,640 of payments primarily related to real estate leases for vacant space. The Company anticipates making approximately $5,991 in cash payments net of sublet income related to this accrual in 2006, with the remainder being paid through 2019 due to the long-term nature of related real estate lease agreements. During the year ended December 31, 2003, the Company also recorded an adjustment of $6,238 to Restructuring charges, net in the Consolidated Statements of Operations relating to the reversal of a portion of the prior years’ accruals. This adjustment primarily related to real estate lease costs and reflected the Company’s sublet of excess space in its New York headquarters for an amount higher than originally estimated.
     The following tables summarize the activity with respect to the accrued restructuring charge balances from January 1, 2003 through December 31, 2005:

		Activity for the Year Ended December 31, 2003
				Applied
	Balance			Against	Balance
	December 31,	Expenses/		Related	December 31,
	2002	Adjustments	Payments	Assets	2002
Employee severance costs	$3,916	$(485)	$(1,457)	$—	$1,974
Facility consolidation and other costs	34,297	(3,815)	(10,941)	1,877	21,418

Total	$38,213	$(4,300)	$(12,398)	$1,877	$23,392

		Activity for the Year Ended December 31, 2004
	Balance			Accretion	Balance
	December 31,	Expenses/		of	December 31,
	2003	Adjustments	Payments	Liability	2004
Employee severance costs	$1,974	$3,320	$(1,374)	$—	$3,920
Facility consolidation and other costs	21,418	2,171	(7,960)	3,406	19,035

Total	$23,392	$5,491	$(9,334)	$3,406	$22,955

		Activity for the Year Ended December 31, 2005
	Balance			Accretion	Balance
	December 31,	Expenses/		of	December 31,
	2004	Adjustments	Payments	Liability	2005
Employee severance costs	$3,920	$2,525	$(3,538)	$—	$2,907
Facility consolidation and other costs	19,035	442	(5,102)	768	15,142

Total	$22,955	$2,967	$(8,640)	$768	$18,049

NOTE 11 — INCOME TAXES
     The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the effective tax rates. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to the Company’s negative earnings in recent years, a valuation allowance equal to the net deferred tax asset has been established.

     Loss before income taxes is all attributable to the United States.
     Components of the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
U.S. federal income taxes:
Current	$—	$—	$—
Deferred	—	—	—
State and local taxes:
Current	30	30	30
Deferred	—	—	—
Foreign income taxes: Current	185	208	195

Total provision	$215	$238	$225

     A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on loss before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	—	—	(1.1)
Permanent differences	(25.4)	(31.5)	(8.9)
Valuation allowance	(9.6)	(3.6)	(26.8)
Foreign operations	(0.2)	(0.3)	(11.6)
Other	—	—	—

Effective tax rate	(0.2)%	(0.4)%	(13.4)%

     The increase in permanent differences in 2004 and 2005 relates to the preferred stock accretion that, as of January 1, 2004, is now recorded as interest expense in accordance with SFAS 150.
     Following is a summary of the components of the deferred tax accounts at December 31, 2005 and 2004:

	As of December 31,
	2005	2004
Current deferred tax assets and (liabilities):
Allowance for doubtful accounts and accrued liabilities	$2,299	$1,124
Prepaid expenses	(251)	(108)

Current deferred net tax assets, net	2,048	1,016

Non-current deferred tax assets and (liabilities):
Basis difference in intangible assets	106,850	97,195
Basis difference in property and equipment	(4,792)	(3,849)
Start-up costs capitalized	1,551	1,357
Deferred rent	3,225	3,073
Other	7,341	584
Net operating loss and other carryforwards	183,062	169,790

Non-current deferred tax assets, net	297,237	268,150

Gross deferred tax assets	299,285	269,166
Valuation allowance	(299,285)	(269,166)

Net deferred tax assets	$—	$—

     The Company’s total deferred tax assets were $304,328 and $273,124 at December 31, 2005 and 2004, respectively. Total deferred tax liabilities were $5,043 and $3,958 at December 31, 2005 and 2004, respectively. The valuation allowance increased $30,119 during the year ended December 31, 2005.
     The Company’s provision for foreign taxes relates to withholding taxes paid on royalty income remitted from foreign intangible asset licensees.
     At December 31, 2005, the Company had aggregate net operating loss carryforwards for Federal income tax purposes of approximately $457,380 which will be available to reduce future taxable income. The net operating loss carryforwards will expire between December 31, 2021 and December 31, 2025 for Federal income tax purposes and between December 31, 2006 and December 31, 2025 for state income tax purposes.

     Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards and certain built-in losses or deductions when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such change should occur, the actual utilization of net operating loss carryforwards and certain built-in losses or deductions, for tax purposes, would be generally limited annually to a percentage of the fair market value of the Company at the time of such change.
NOTE 12 — DEBT
General
     As of December 31, 2005, total indebtedness was $357,458 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $140,178 of compounding notes due 2009 (the “Compounding Notes”).
     As of December 31, 2004, total indebtedness was $308,857 and consisted of $165,941 of outstanding principal under the term loan portion of the Senior Credit Facility, $8,200 of outstanding principal under the revolving credit portion of the Senior Credit Facility, $12,280 of 12% Notes due 2010 and $122,436 of Compounding Notes due 2009.
Floating Rate Notes
     In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Floating Rate Notes at a floating interest rate of 3-month LIBOR plus 6.00% which mature in 2012. The Floating Rate Notes are, subject to certain exceptions and permitted liens, secured by a first priority security interest in substantially all of the Company’s existing and future assets. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay off the Company’s former Senior Credit Facility including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27,000 was added to the Company’s existing cash balance and is available for general corporate purposes. As a result of paying off the Senior Credit Facility, the Company was required to fund its outstanding letters of credit of $2,431.
     Simultaneously with the initial sale of the Floating Rate Notes, the Company entered into a registration rights agreement, under which it agreed to commence an offer to exchange the originally issued notes with a series of publicly registered notes with substantially identical terms. Under the exchange offer, which commenced on June 24, 2005 and expired on July 22, 2005, 100% of the originally issued notes were tendered and exchanged for publicly registered notes. The Floating Rate Notes are guaranteed by Ziff Davis Media’s current and future domestic subsidiaries and, for as long as any subordinated notes remain outstanding, Ziff Davis Holdings.
Compounding Notes
     The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option, either in cash or by compounding such interest on the Compounding Notes. During the year ended December 31, 2005 and 2004, the Company compounded interest in the amount of $17,742 and $14,874, respectively. The new Floating Rate Notes of $205,000 plus the Compounding Notes interest of $17,742, partially offset by the pay-off of the Senior Credit Facility of $174,141, accounts for the change in total debt from $308,857 at December 31, 2004 to $357,458 at December 31, 2005.
     The issuance of the Compounding Notes has been accounted for in accordance with the provisions of SFAS 15, and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The December 31, 2005 balance of $60,278 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — troubled debt restructuring and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the years ended December 31, 2005 and 2004, the Company amortized $15,912 and $13,342, respectively, as a reduction of interest expense. All existing and future domestic subsidiaries currently guarantee or will guarantee the Company Notes.
12% Notes
     On July 18, 2000, the Company issued $205,000 of the 12% Notes. Interest is paid semi-annually and the outstanding principal, which was reduced to $12,280 as part of the financial restructuring (See Note 13), is payable on July 15, 2010. The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries currently guarantee or will guarantee the 12% Notes.

Senior Credit Facility
     The Senior Credit Facility was collateralized by a first priority security interest in substantially all of the Company’s existing and future tangible and intangible assets. The Senior Credit Facility required the Company to meet certain financial tests, including a maximum total leverage ratio and a maximum senior leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum capital expenditure amount. The Senior Credit Facility contained certain restrictive covenants, including restrictions on: (1) indebtedness, liens and guarantees; (2) mergers, consolidations and certain types of acquisitions and asset sales; and (3) dividends and stock repurchases.
     At December 31, 2004, approximately $1,000 of borrowing capacity was available under the Senior Credit Facility and existing borrowings bore interest at rates ranging from 6.58% to 7.08%. The Company made scheduled principal repayments on September 30, 2004 and December 31, 2004 totaling $8,648. The Company was also required to make an annual “excess cash flow” payment, as defined in its Senior Credit Facility, of $6,400 on April 14, 2004. This represented a mandatory repayment of its term loans under the Senior Credit Facility. The Senior Credit Facility was paid off in conjunction with the April 2005 refinancing.
Maturities
     The scheduled annual maturities of the Floating Rate Notes, 12% Notes and Compounding Notes at December 31, 2005 are as follows:

2006	$—
2007	—
2008	—
2009	140,178
2010	12,280
Thereafter	205,000

$357,458

     The Company believes that its cash on hand, coupled with future cash generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for 2006. Due to the recent Floating Rate Notes issuance, none of the Company’s outstanding indebtedness require it to meet any financial covenants. The Floating Rate Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if the Company intends to take some action, such as incur additional debt or make a restricted payment, as defined.
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
•	Accredited investors representing approximately 95.1% in aggregate principal amount of the Company’s 12% Notes who tendered their notes received an aggregate of approximately $21,158 in cash and $90,334 in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28,526 in liquidation preference of a new series of preferred stock (“Series E Preferred Stock”) and warrants for the purchase of approximately 5.2 million shares of common stock of Ziff Davis Holdings in exchange for their 12% Notes.

•	The Compounding Notes accrue interest in semi-annual periods, commencing on February 15 and August 15 of each year, with the first period starting on February 15, 2004. For the first four years, interest accrues at rates ranging from 12% to 14% and may be paid, at the Company’s option and subject to certain restrictions formerly under the Senior Credit Facility and now under the Floating Rate Notes Indenture, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest accruing after August 12, 2006, interest shall be payable in cash at a rate of 12% per annum.

•	The Series E Preferred Stock accrues dividends at a rate of 10% per annum and is subject to mandatory redemption on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by the Company’s Board of Directors. In addition, so long as any Series D Preferred Stock remains outstanding, and without the prior written consent of Willis Stein, together with the holder or holders of a majority of the outstanding shares of Series D Preferred Stock, Ziff Davis Holdings will not be permitted directly or indirectly to pay or declare any cash dividend or make any distribution to the holders of Series E Preferred Stock (see Note 14). Additionally, the Senior Credit Facility restricted, and the indenture governing the Floating Rate Notes and Compounding Notes each restricts, the payment of dividends to holders of capital stock of Ziff Davis Holdings.

•	Interest due to holders of the $12,280 principal amount of the 12% Notes not tendered previously due on July 15, 2002, was funded on August 14, 2002.

•	The Company amended and restated its Senior Credit Facility providing for, among other terms: (1) waiver of all existing defaults; (2) deferral of principal payments for eight quarters; (3) removal of the obligation to pay the default interest rate on the outstanding principal; and (4) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.
     The financial restructuring was accounted for in accordance with the troubled debt restructuring provisions of SFAS 15. Accordingly, no gain was recognized on the exchange, but rather the value of the Compounding Notes increased by an amount representing accrued interest (see Note 12).
NOTE 14 — CAPITAL STRUCTURE
Redeemable Preferred Stock
     Series A Redeemable Preferred Stock — The Company is authorized to issue 400,000 shares of series A redeemable preferred stock, $0.01 par value per share, (the “Series A Preferred Stock”). At December 31, 2005 and 2004 there were approximately 329,128 shares issued and outstanding. Prior to March 6, 2002, dividends on the Series A Preferred Stock accrued at a rate of 12% per annum. Commencing on March 6, 2002, dividends on the Series A Preferred Stock have accrued at a rate of 6.5% per annum. Each share of Series A Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series A Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series A Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
     Series B Redeemable Preferred Stock — The Company is authorized to issue 142,500 shares of series B redeemable preferred stock, $0.01 par value per share, (the “Series B Preferred Stock”). At December 31, 2005 and 2004 there were approximately 98,286 shares issued and outstanding. Prior to March 6, 2002, dividends on the Series B Preferred Stock accrued at a rate of 12.632% per annum. Commencing on March 6, 2002, dividends on the Series B Preferred Stock have accrued at a rate of 10.85% per annum. Each share of Series B Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series B Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series B Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
     Series C Convertible Preferred Stock — The Company is authorized to issue 7,500 shares of series C convertible preferred stock, $0.01 par value per share, (the “Series C Preferred Stock”). At December 31, 2005 and 2004 there were approximately 5,173 shares issued and outstanding. The Series C Preferred Stock shall not be entitled to receive any regularly scheduled dividend, however, holders would be entitled to dividends in the amount which would have been paid with respect to the common stock issuable upon conversion of the Series C Preferred Stock, in the event cash dividends are paid upon the Company’s common stock. Each share of Series C Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by the conversion price of the Series C Preferred Stock (which currently is $0.60 but which may be adjusted from time to time to account for stock splits, subdivisions and other similar events). The Series C Preferred Stock is convertible by the holders thereof at any time into shares of common stock. The number of shares of common stock obtained per share of Series C Preferred Stock will be determined by dividing $1,000, plus all accrued and unpaid dividends, by the conversion price, which currently is $0.60, but which may be adjusted from time to time to account for stock splits, subdivisions and other similar events. The Series C Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series C Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series C Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series C Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series C Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
     Series D Redeemable Preferred Stock — The Company is authorized to issue 100,000 shares of Series D Preferred Stock. At December 31, 2005 and 2004 there were approximately 80,207 shares issued and outstanding. Dividends on the Series D Preferred Stock accrue at a rate of 22.0% per annum. Each share of Series D Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series D Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company, at a price per share of Series D Preferred Stock equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series D Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series D Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
     Series E Redeemable Preferred Stock — The Company is authorized to issue 30,000 shares of Series E Preferred Stock. At December 31, 2005 and 2004 there were approximately 28,526 shares issued and outstanding, respectively. Dividends on the Series E Preferred Stock accrue at a rate of 10% per annum. Such dividends will be payable in cash only if declared for payment by the Company’s Board of Directors. Each share of Series E Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends thereon, divided by $7.50. The Series E Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends thereon and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company, at a price per Series E Preferred Share equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series E Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series E Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of series E preferred stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series E Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.
     The following table presents cumulative activity for each of the preferred stock accounts:

	Preferred Stock Series
	A	B	C	D	E	Total
Balance at December 31, 2002	$435,296	$116,317	$5,173	$87,153	$29,638	$673,577
Dividends payable	28,992	13,143	—	20,813	3,077	66,025

Balance at December 31, 2003	$464,288	$129,460	$5,173	$107,966	$32,715	$739,602
Dividends payable	31,009	14,670	—	25,862	3,406	74,947

Balance at December 31, 2004	$495,297	$144,130	$5,173	$133,828	$36,121	$814,549
Dividends payable	32,988	16,286	—	31,961	3,750	84,985

Balance at December 31, 2005	$528,285	$160,416	$5,173	$165,789	$39,871	$899,534

Common Stock
     Ziff Davis Holdings is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share, of which 2,311,049 shares were issued and outstanding at December 31, 2005 and 2004, respectively. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.
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
NOTE 15 — CONTRACTS WITH CNET
     The Company provided distribution, circulation and production services to CNET for its Computer Shopper magazine, and CNET paid the Company for its costs in relation to the performance of these services, plus an additional $5,000 annually in fees. On January 19, 2001, the Company agreed with CNET to terminate the services agreement and enter into a new two-year agreement with CNET effective March 1, 2001. The new two-year agreement contained substantially similar terms, except that CNET was not required to pay the Company any annual fee and was only required to reimburse the Company for out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. On March 1, 2001, CNET paid the Company a $2,000 non-refundable fee in connection with the termination of the original Computer Shopper services agreement. The Company recognized the termination fee pro rata over the initial contract term. The Company and CNET entered into a new agreement as of March 1, 2004, which was terminated effective March 2005, pursuant to which the Company was entitled to be paid a fixed monthly fee plus reimbursement of certain direct expenses in connection with circulation services for Computer Shopper. At December 31, 2005 no amounts were outstanding from CNET.
NOTE 16 — EARNINGS PER SHARE
     Earnings per share have been omitted on the basis that there are no public common shareholders.
NOTE 17 — EMPLOYEE BENEFIT PLANS
401(k) Plan
     The Company has established a tax-qualified 401(k) employee savings and profit sharing plan, for all of its employees who meet the 401(k) plan’s eligibility requirement. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees and income earned on the 401(k) plan contributions are not taxable to the employees until withdrawn from the 401(k) plan. Employees may make contributions to the plan, which are partially matched by the Company; both employee and Company contributions are subject to certain limitations. The Company’s matching contributions were $539, $532 and $473 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company may also make additional discretionary profit-sharing contributions to the 401(k) plan. The Company did not make any discretionary profit-sharing contributions for the years ended December 31, 2005, 2004 and 2003.
Stock Option Plans
2001 Stock Option Plan
     In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”) which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings’ common stock to eligible employees, directors, officers, consultants and advisors (each a “participant”). Under the terms of the 2001 Stock Option Plan, options to purchase 87,667 shares of Ziff Davis Holdings’ common stock were reserved for issuance under this Plan. The option price per share of common stock was fixed at fair value by the Board of Directors and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 20% per year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the years ended December 31, 2005, 2004 and 2003.
     A summary of the status of the Company’s 2001 Stock Option Plan as of December 31, 2005, 2004 and 2003, and changes during the three fiscal years then ended, is presented below:

		Weighted Average
	Number of Shares	Price Per Share
Balance at December 31, 2002	26,955	7.50
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(5,459)	7.50

Balance at December 31, 2003	21,496	$7.50
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(3,418)	7.50

Balance at December 31, 2004	18,078	$7.50
Reverse stock split	—	—
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	—	—

Balance at December 31, 2005	18,078	$7.50

No options were exercisable at December 31, 2005, 2004 and 2003.
     If the Company had accounted for employee stock options under the fair value based method, pro forma net loss for the years ended December 31, 2005, 2004 and 2003 would have increased by approximately $2, $2 and $2, respectively.
2002 Stock Option Plan
     In the fiscal year ended December 31, 2002, the Company’s Board of Directors adopted the 2002 Ziff Davis Holdings Employee Stock Option Plan (the “2002 Stock Option Plan”), which provides for the issuance of non-qualified stock options to purchase shares of certain classes of Ziff Davis Holdings capital stock to eligible employees, directors, officers, consultants and advisors. Pursuant to the 2002 Stock Option Plan, as amended and restated in March 2003, the Company may issue options to purchase shares of Ziff Davis Holdings capital stock, the following number of which are reserved for issuance under the plan: 9,619,171 shares of common stock; 58,081 shares of Series A Preferred Stock; 17,344 shares of Series B Preferred Stock; and 14,117 shares of Series D Preferred Stock. The option price per share for any participant shall be determined by the Company’s compensation committee at the time of grant. Generally, options granted pursuant to the 2002 Stock Option Plan will have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary of the date of grant subject to acceleration in the event of a sale of the Company or thirty days following an initial public offering. The options shall be subject to certain restrictions on exercisability and shall be subject to repurchase by the Company in certain circumstances.
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
     During 2003, the Company’s Board of Directors or compensation committee thereof authorized the Company’s officers to execute and deliver option agreements with respect to an aggregate number of 10,651 shares of Series D Preferred Stock; 13,089 shares of Series B Preferred Stock; 43,815 shares of Series A Preferred Stock; and 6,975,000 shares of Common Stock. During the second quarter of 2004, the Company executed the options agreements and issued the options referred to above. During the fourth quarter of 2004, the Company’s officers executed and delivered additional option agreements with respect to an aggregate number of 1,650 shares of Series D Preferred Stock; 1,680 shares of Series B Preferred Stock; 5,079 shares of Series A Preferred Stock; and 1,025,000 shares of Common Stock. During the year ended December 31, 2005, the Company’s officers executed and delivered additional option agreements with respect to an aggregate number of 652 shares of Series D Preferred Stock; 661 shares of series B Preferred Stock; 2,073 of Series A Preferred Stock and 375,000 shares of common stock. As of December 31, 2005, the following options were vested: 9,212 of Series D options, 11,117 of Series B options, 36,911 of Series A options and 5,628,639 of common stock options.
     As of December 31, 2005, the following securities remained available for future issuance: 3,266 of the Series D options; 4,497 of the Series B options; 15,766 of the Series A options; and 2,939,171 of the common stock options. No options were exercisable at the end of the year.

     The following table details the option activity for the year ended December 31, 2005:

	Series D Pfd.		Series B Pfd.		Series A Pfd.		Common
		Wtd Avg		Wtd Avg		Wtd Avg		Wtd Avg
	# of	Exercise	# of	Exercise	# of	Exercise	# of	Exercise
	Options	Price	Options	Price	Options	Price	Options	Price
Options Outstanding at 12/31/04	11,816	$1,098	14,172	$1,007	46,895	$0.01	7,605,000	$0.001
Granted	652	$1,787	661	$1,000	2,073	$0.01	375,000	$0.001
Forfeited	(1,617)	$1,038	(1,986)	$1,011	(6,653)	$0.01	(1,300,000)	$0.001
Expired	—	—	—	—	—	—	—	—
Options Outstanding at 12/31/05	10,851	$1,144	12,847	$1,002	42,315	$0.01	6,680,000	$0.001

Range of Exercise Prices		$1,000-1,790		$1,000-1,221		$0.01		$0.001
Weighted Average Remaining Life		7.6 years		7.6 years		7.5 years		7.5 years
     The Company recognized compensation expense of ($807) and $1,109 in the consolidated statement of operations during the years ended December 31, 2005 and 2004. The $807 credit in 2005 was caused by a change in the fair value of the Company’s stock options. The fair value of the options was determined based on a black scholes Option Pricing.
     The options granted pursuant to the 2002 Plan become exercisable if one of the following events occurs; the sale of the company or thirty days following an initial public offering or the seventh anniversary of the date of the participant’s option agreement.
NOTE 18 — OPERATING LEASE COMMITMENTS
     The Company is obligated under a number of operating leases which expire at various dates through 2019. As of December 31, 2005, future minimum rental commitments under non-cancelable operating leases (net of sublease proceeds) for future fiscal years are as follows:

	Gross Rental	Sublease	Net Rental
	Commitments	Income	Commitments
2006	$19,218	$9,204	$10,014
2007	18,821	8,846	9,975
2008	18,778	8,908	9,870
2009	18,164	9,312	8,852
2010	18,023	9,534	8,489
Thereafter	132,377	86,246	46,131

	$225,381	$132,050	$93,331

     The Company’s rent expense for subleased facilities amounted to approximately $16,619, $15,599 and $11,207 for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income for these facilities amounted to approximately $10,095, $9,687 and $7,542 for the years ended December 31, 2005, 2004 and 2003, respectively. Certain cases contain rent escalation clauses.
NOTE 19 — CONTINGENCIES
Legal Proceedings
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
Off-Balance-Sheet Arrangements
     The Company enters into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of the 2006 fiscal year. As of December 31, 2005, the Company cannot provide a reasonable estimate of the likelihood and amount the Company would be required to pay to fulfill their commitments.
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

	At December 31, 2005
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$34,174	$—	$34,174
Accounts receivable, net	—	—	32,496	—	32,496
Inventories	—	—	437	—	437
Prepaid expenses and other current assets	—	—	5,632	—	5,632
Due (to) from affiliates	1	(200,723)	200,722	—	—

Total current assets	1	(200,723)	273,461	—	72,739
Property and equipment, net	—	—	16,322	—	16,322
Investments in subsidiaries, equity method	(167,080)	(3,215)	—	170,295	—
Intangible assets, net	—	—	196,380	—	196,380
Goodwill	—	—	39,828	—	39,828
Note receivable — affiliate	—	442,250	—	(442,250)	—
Other assets	—	15,594	5,932	—	21,526

Total assets	$(167,079)	$253,906	$531,923	$(271,955)	$346,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$—	$21,787	$—	$21,787
Accrued expenses and other current liabilities	—	4,103	30,108	—	34,211
Current portion of long-term debt	—	—	—	—	—
Unexpired subscriptions and deferred revenue, net	—	—	18,177	—	18,177

Total current liabilities	—	4,103	70,072	—	74,175
Long-term debt	—	357,458	—	—	357,458
Accrued interest — troubled debt restructuring	—	60,278	—	—	60,278
Note payable — affiliate	—	—	442,250	(442,250)	—
Accrued restructuring costs—long-term	—	—	12,058	—	12,058
Mandatorily redeemable preferred stock	899,533	—	—	—	899,533
Other non-current liabilities	—	—	9,905	—	9,905

Total liabilities	899,533	421,839	534,285	(442,250)	1,413,407

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,329	—	28	(28)	17,329
Additional paid-in capital	8,468	566,631	813,152	(1,379,784)	8,467
Accumulated deficit	(1,092,409)	(734,564)	(816,776)	1,551,341	(1,092,408)

Total stockholders’ deficit	(1,066,612)	(167,933)	(2,362)	170,296	(1,066,612)

Total liabilities and stockholders’ deficit	$(167,079)	$253,906	$531,923	$(271,955)	$346,795

	At December 31, 2004
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32,592	$—	$32,592
Accounts receivable, net	—	—	35,126	—	35,126
Inventories	—	—	575	—	575
Prepaid expenses and other current assets	—	—	6,661	—	6,661
Due from (to) affiliates	1	(190,067)	190,066	—	—

Total current assets	1	(190,067)	265,020	—	74,954
Property and equipment, net	—	—	15,004	—	15,004
Investments in subsidiaries, equity method	(133,989)	(34,166)	—	168,155	—
Intangible assets, net	—	—	207,141	—	207,141
Goodwill net	—	—	39,903	—	39,903
Note receivable — affiliate	—	464,800	—	(464,800)	—
Other assets, net	—	10,964	4,686	—	15,650

Total assets	$(133,988)	$251,531	$531,754	$(296,645)	$352,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$—	$20,280	$—	$20,280
Accrued expenses and other current liabilities	—	1,329	24,825	—	26,154
Current portion of long-term debt	—	23,991	—	—	23,991
Unexpired subscriptions and deferred revenue, net	—	—	20,327	—	20,327

Total current liabilities	—	25,320	65,432	—	90,752
Long-term debt	—	284,866	—	—	284,866
Accrued interest — troubled debt restructuring	—	76,190	—	—	76,190
Note payable — affiliate	—	—	464,800	(464,800)	—
Accrued expenses — restructuring costs	—	—	14,978	—	14,978
Mandatorily redeemable Preferred Stock	814,549	—	—	—	814,549
Other non-current liabilities	—	—	19,854	—	19,854

Total liabilities	814,549	386,376	565,064	(464,800)	1,301,189

Stockholders’ deficit:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,329	—	28	(28)	17,329
Stock subscription loans	—	—	—	—	—
Additional paid-in capital	8,468	566,631	720,420	(1,287,051)	8,468
Accumulated deficit	(974,334)	(701,476)	(754,992)	1,456,468	(974,334)

Total stockholders’ deficit	(948,537)	(134,845)	(33,310)	168,155	(948,537)

Total liabilities and stockholders’ deficit	$(133,988)	$251,531	$531,754	$(296,645)	$352,652

	Year Ended December 31, 2005
	Ziff Davis Holdings Inc.	Ziff Davis Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$187,611	$—	$187,611

Operating expenses:
Cost of production	—	—	51,834	—	51,834
Selling, general and administrative expenses	—	—	117,688	—	117,688
Depreciation and amortization of property and equipment	—	—	5,831	—	5,831
Amortization of intangible assets	—	—	16,384	—	16,384
Restructuring charges, net	—	—	2,967	—	2,967
Loss in equity investee	—	—	56	—	56
Write-down of intangible assets	—	—	—	—	—

Total operating expenses	—	—	194,760	—	194,760

Loss from operations	—	—	(7,149)	—	(7,149)
Equity in (loss) income from subsidiaries	(33,088)	(61,785)	—	94,873	—
Gain on sale of assets, net	—	—	—	—	—
Intercompany interest income (expense)	—	54,761	(54,761)	—	—
Interest income (expense), net	(84,987)	(26,064)	340	—	(110,711)

Loss before income taxes	(118,075)	(33,088)	(61,570)	94,873	(117,860)
Income tax provision (benefit)	—	—	215	—	215

Net loss	$(118,075)	$(33,088)	$(61,785)	$94,873	$(118,075)

	Year Ended December 31, 2004
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$204,477	$—	$204,477

Operating expenses:
Cost of production	—	—	59,743	—	59,743
Selling, general and administrative expenses	—	—	110,939	—	110,939
Depreciation and amortization of property and equipment	—	—	6,202	—	6,202
Amortization of intangible assets	—	—	15,226	—	15,226
Restructuring charges, net	—	—	5,491	—	5,491

Total operating expenses	—	—	197,601	—	197,601

Income from operations	—	—	6,876	—	6,876
Equity in (loss) income from subsidiaries	(10,239)	(50,332)	—	60,571	—
Intercompany interest income (expense)	—	57,430	(57,430)	—	—
Interest (expense) income, net	(74,947)	(17,337)	460	—	(91,824)

Loss before income taxes	(85,186)	(10,239)	(50,094)	60,571	(84,948)
Income tax provision	—	—	238	—	238

Net loss	$(85,186)	$(10,239)	$(50,332)	$60,571	$(85,186)

	Year Ended December 31, 2003
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
Revenue, net	$—	$—	$194,107	$—	$194,107

Operating expenses:
Cost of production	—	—	60,622	—	60,622
Selling, general and administrative expenses	—	—	98,973	—	98,973
Depreciation and amortization of property and equipment	—	—	10,793	—	10,793
Amortization of intangible assets	—	—	15,108	—	15,108
Restructuring charges, net	—	—	(6,238)	—	(6,238)
Loss in equity investee	—	—	—		—
Total operating expenses	—	—	179,258	—	179,258

Income from operations	—	—	14,849	—	14,849
Equity in (loss) income from subsidiaries	(1,909)	(44,729)	—	46,638	—
Gain on sale of assets, net	—	2,544	65	—	2,609
Intercompany interest income (expense)	—	59,757	(59,757)	—	—
Interest income (expense), net	—	(19,481)	339	—	(19,142)

Loss before income taxes	(1,909)	(1,909)	(44,504)	46,638	(1,684)
Income tax provision	—	—	225	—	225

Net (loss) income	$(1,909)	$(1,909)	$(44,729)	$46,638	$(1,909)

	Year Ended December 31, 2005
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net loss	$(118,075)	$(33,088)	$(61,785)	$94,873	$(118,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	22,215	—	22,215
Provision for doubtful accounts	—	—	1,118	—	1,118
Non-cash rent expense	—	—	164	—	164
Non-cash rent expense	—	1,830	—	—	1,830
Amortization of debt issuance costs	—	3,316	—	—	3,316
Loss on equity investee	—	—	56	—	56
Non-cash restructuring charges	—	—	2,967	—	2,967
Non-cash compensation	—	—	(807)	—	(807)
Accrued dividends on mandatorily redeemable preferred stock	84,985	—	—	—	84,985
Equity in loss of subsidiaries	33,091	61,783	—	(94,873)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,162	—	1,162
Inventories	—	—	138	—	138
Accounts payable and accrued expenses	—	2,777	(8,349)	—	(5,572)
Unexpired subscriptions and deferred revenue, net	—	—	(3,068)	—	(3,068)
Due (to) from affiliate	—	7,220	(7,220)	—	—
Prepaid expenses and other, net	—	—	768	—	768

Net cash provided by (used in) operating activities	—	43,838	(52,641)	—	(8,803)

Cash flows from investing activities:
Capital expenditures	—	—	(6,542)	—	(6,542)
Net proceeds from sale of assets	—	—	—	—	—
Joint Venture investment	—	—	(751)	—	(751)
Investments in subsidiaries	—	(89,303)	—	89,303	—
Acquisitions and investments, net of cash acquired	—	—	(5,237)	—	(5,237)

Net cash used in investing activities	—	(89,303)	(12,530)	89,303	(12,530)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	89,303	(89,303)	—
Proceeds from floating rate notes offering	—	205,000	—	—	205,000
Repayment of borrowings under senior credit facilities	—	(174,141)	—	—	(174,141)
Funding of letters of credit	—	(1,623)	—	—	(1,623)
Proceeds from collection of intercompany notes receivable	—	22,550	—	(22,550)	—
Repayment of intercompany notes payable	—	—	(22,550)	22,550	—
Debt issuance costs	—	(6,321)	—	—	(6,321)

Net cash provided by (used in) financing activities	—	45,465	66,753	(89,303)	22,915

Net increase in cash and cash equivalents	—	—	1,582	—	1,582
Cash and cash equivalents at beginning of year	—	—	32,592	—	32,592

Cash and cash equivalents at end of year	$—	$—	$34,174	$—	$34,174

	Year Ended December 31, 2004
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net loss	$(85,186)	$(10,239)	$(50,332)	$60,571	$(85,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	21,428	—	21,428
Provision for doubtful accounts	—	—	(769)	—	(769)
Non-cash rent income	—	—	(389)	—	(389)
Non-cash interest expense, net	—	1,531	—	—	1,531
Amortization of debt issuance costs	—	2,236	—	—	2,236
Loss on equity investee	—	—	—	—	—
Non-cash restructuring charges	—	—	5,491	—	5,491
Non-cash compensation	—	—	1,109	—	1,109

	Year Ended December 31, 2004
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
Accrued dividends on mandatorily redeemable preferred stock	74,947	—	—	—	74,947
Equity in loss (income) of subsidiaries	10,239	50,332	—	(60,571)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,439)	—	(1,439)
Inventories	—	—	(254)	—	(254)

Accounts payable and accrued expenses	—	289	(5,190)	—	(4,901)
Unexpired subscriptions and deferred revenue, net	—	—	(4,843)	—	(4,843)
Due (to) from affiliate	—	36,373	(36,373)	—	—
Prepaid expenses and other, net	—	—	840	—	840

Net cash provided by (used in) operating activities	—	80,522	(70,721)	—	9,801

Cash flows from investing activities:
Capital expenditures	—	—	(5,849)	—	(5,849)
Net proceeds from sale of assets	—	—	13	—	13
Joint Venture investment	—	—	—	—	—
Investments in subsidiaries	—	(86,287)	—	(86,287)	—
Acquisitions and investments, net of cash acquired	—	—	(3,146)	—	(3,146)

Net cash used in investing activities	—	(86,287)	(8,982)	(86,287)	(8,982)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	86,287	(86,287)	—
Repayment of borrowings under senior credit facilities	—	(15,047)	—	—	(15,047)
Proceeds from collection of intercompany notes receivable	—	21,300	—	(21,300)	—
Repayment of intercompany notes payable	—	—	(21,300)	21,300	—
Debt issuance costs	—	(488)	—	—	(488)

Net cash provided by (used in) financing activities	—	5,765	64,987	(86,287)	(15,535)

Net decrease in cash and cash equivalents	—	—	(14,716)	—	(14,716)
Cash and cash equivalents at beginning of year	—	—	47,308	—	47,308

Cash and cash equivalents at end of year	$—	$—	$32,592	$—	$32,592

	Year Ended December 31, 2003
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net loss	$(1,909)	$(1,909)	$(44,729)	$46,638	$(1,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	25,901	—	25,901
Provision for doubtful accounts	—	—	557	—	557
Non-cash rent expense	—	—	(1,617)	—	(1,617)
Non-cash interest expense, net	—	1,316	—	—	1,316
Amortization of debt issuance costs	—	2,158	—	—	2,158
Loss on equity investee	—	—	—	—	—
Gain on sale of asset	—	—	(2,609)	—	(2,609)
Non-cash restructuring charges	—	—	(6,238)	—	(6,238)
Equity in loss (income) of subsidiaries	1,909	44,729	—	(46,638)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(2,797)	—	(2,797)
Inventories	—	—	13	—	13
Accounts payable and accrued expenses	—	(312)	(3,016)	—	(3,328)
Unexpired subscriptions and deferred revenue, net	—	—	(4,697)	—	(4,697)
Due from (to) affiliate	(1)	(859)	860	—	—
Prepaid expenses and other, net	—	1,346	439	—	1,785

Net cash provided by (used in) operating activities	(1)	46,469	(37,933)	—	8,535

Cash flows from investing activities:
Capital expenditures	—	—	(2,518)	—	(2,518)
Net proceeds from sale of assets	—	—	4,929	—	4,929
Joint Venture investment	—	—	—	—	—
Investments in subsidiaries	—	(86,733)	—	86,733	—

Net cash provided by (used in) investing activities	—	(86,733)	2,411	86,733	2,411

Cash flows from financing activities:
Proceeds from capital contributions	—	—	86,733	(86,733)	—
Repayment under senior credit facilities	—	(4,928)	—	—	(4,928)
Proceeds from collection of intercompany notes

	Year Ended December 31, 2003
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total
receivable	—	16,925	—	(16,925)	—
Repayment of intercompany notes payable	—	—	(16,925)	16,925	—

Net cash provided by (used in) financing activities	—	11,997	69,808	(86,733)	(4,928)

Net (decrease) increase in cash and cash equivalents	(1)	(28,267)	34,286	—	6,018
Cash and cash equivalents at beginning of year	1	28,267	13,022	—	41,290

Cash and cash equivalents at end of year	$—	$—	$47,308	$—	$47,308

NOTE 21 — RELATED PARTY TRANSACTIONS
     Investment funds affiliated with Willis Stein are also shareholders of USApubs Inc. (“USApubs”), a marketer of magazine subscriptions and other services. The Company sells subscriptions to its publications both directly and through independent subscription marketing companies including USApubs. For the years ended December 31, 2005, 2004 and 2003, the Company paid $0, $635 and $1,289 in fees, respectively, to USApubs and had accounts payable to USApubs of $0 and $0 at December 31, 2005 and 2004, respectively.
     The Company reimburses travel and other out-of-pocket expenses of its directors and staff, including the directors from Willis Stein. During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $320, $80 and $100 of such director reimbursement expenses, respectively, and had a related $0 and $80 in accounts payable on the Consolidated Balance Sheet at December 31, 2005 and 2004 , respectively. The Company paid approximately $131 of Willis Stein reimbursement expenses related to the April 2005 refinancing.
NOTE 22 — SEGMENT INFORMATION
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
     The Company has historically reported and managed its business in conjunction with the reporting requirements set forth in the Company’s Senior Credit Facility and indenture agreements which mandated certain restrictions on the source of funding provided to the Restricted Subsidiaries and Unrestricted Subsidiaries, as defined in these debt agreements. Effective July 1, 2004, the Company amended the terms of its Senior Credit Facility which eliminated the distinction between the Restricted and Unrestricted Subsidiaries and allowed the Company to be viewed in its entirety for purposes of financial covenant compliance. In the fourth quarter of 2005 the Company completed a realignment of its business into three distinct groups: Consumer/Small Business Group, Enterprise Group and the Game Group. Each group offers print, online and event products.
     Our Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine, a number of consumer-focused websites, led by pcmag.com and extremetech.com, and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005 we shut down both Sync and ExtremeTech magazines.
     Our Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; sixteen Internet sites affiliated with these brands and also a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars, which produce live interactive webcasts and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes our custom conference group which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing , which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers. .
     The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and the 1up network, a collection of online destinations for gaming enthusiasts. The Game Group discontinued publishing GMR and reduced the frequency of Xbox Nation during the fourth quarter of 2004.
     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, restructuring and certain other non-recurring and non-cash charges (“EBITDA”). Management believes that segment EBITDA is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, income (loss) from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. Any inter-segment revenues included in segment data are not material.
     The following table presents information about the reported segments for the periods ended:

	Year Ended December 31,
	2005	2004	2003
Revenue, net:
Consumer/Small Business Group	$68,359	$80,988	$76,928
Enterprise Group	76,564	72,925	60,234
Game Group	42,688	50,564	56,945

Total	$187,611	$204,477	$194,107

EBITDA:
Consumer/Small Business Group	$10,784	$20,945	$22,946
Enterprise Group	5,323	12,474	3,392
Game Group	1,175	1,485	8,174

Total	$17,282	$34,904	$34,512

	Year Ended December 31,
	2005	2004	2003
Reconciliation of segment EBITDA to consolidated loss before income taxes:
Total segment EBITDA	$17,282	$34,904	$34,512
Depreciation and amortization	(22,215)	(21,428)	(25,901)
Restructuring charges	(2,967)	(5,491)	6,238
Losses from equity investees	(56)	—	—
Gain on sale of assets, net	—	—	2,609
Interest expense, net	(110,711)	(91,824)	(19,142)
Non-cash employee stock compensation (expense) income	807	(1,109)	—

Loss before income taxes	$(117,860)	$(84,948)	$(1,684)

     The Company’s chief operating decision maker (“CODM”) as defined in SFAS 131 does not review total assets by segment in order to assess performance and make decisions regarding the Company’s overall resource allocation. Furthermore, asset information is monitored at the corporate level and reported to the CODM monthly on a total company basis versus a segment basis.
     The following presents information about the Company’s components of revenue for the periods ending:

	Year Ended December 31,
	2005	2004	2003
Advertising	$116,559	$130,301	$132,865
Circulation	33,124	37,980	40,042
Other	37,928	36,196	21,200

Total Revenue, net	$187,611	$204,477	$194,107

     No one customer accounted for more than 7.1% of total revenue for the years ended December 31, 2005, 2004 and 2003.
NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is summarized quarterly financial data for the years ended December 31, 2005, 2004 and 2003:

	2005 Quarterly Periods Ending
	March 31,	June 30,	September 30,	December 31,
Revenue, net	$42,681	$45,347	$41,826	$57,758
Operating loss	(912)	(2,197)	(3,489)	(550)
Net loss	(26,322)	(29,508)	(32,404)	(29,840)

	2004 Quarterly Periods Ending
	March 31,	June 30,	September 30,	December 31,
Revenue, net	$41,968	$51,328	$46,166	$65,015
Operating loss	(2,590)	2,350	1,421	5,695
Net loss	(24,706)	(20,394)	(22,200)	(17,886)

	2003 Quarterly Periods Ending
	March 31,	June 30,	September 30,	December 31,
Revenue, net	$42,091	$47,116	$45,209	$59,691
Operating (loss) income	(5,530)	2,610	1,197	16,572
Net (loss) income	(10,726)	(2,342)	(1,205)	12,364
NOTE 24 — FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s accounting policies with respect to financial instruments are discussed in Note 2.
     The carrying amounts and fair values of the Company’s significant balance sheet financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and equivalents	$34,174	$34,174	$32,592	$32,592
Accounts receivable, net.	32,496	32,496	35,126	35,126
Accounts payable	21,787	21,787	20,280	20,280
Floating rate notes	205,000	186,550	—	—
Senior credit facility	—	—	174,141	174,141
Compounding notes	140,178	118,754	122,437	122,437
12% notes	12,280	10,438	12,280	13,140
Preferred stock	899,533	66,219	814,549	80,059
Standby Letters of Credit
     The Company is contingently liable for performance under letters of credit totaling approximately $1,623 primarily related to security for real estate leases. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On August 12, 2005, the Audit Committee of our Board of Directors determined to dismiss our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) on August 15, 2005, and engaged Grant Thornton LLP (“Grant Thornton”) as our new independent registered public accounting firm. The decision to change accountants was ratified by our Board of Directors.
     During the two year period ended December 31, 2004 and through August 15, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused it to make reference thereto in its reports on our financial statements for such years. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two year period ended December 31, 2004 and through August 15, 2005.
ITEM 9A. CONTROLS AND PROCEDURES
     (a) Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures within the 90-day period prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.
     (b) There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

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
     The Board of Directors currently consists of eight directors (with one position vacant), including the five above-mentioned directors; Bart W. Catalane, who was appointed pursuant to an agreement with our Chief Executive Officer; and one independent, outside director, who is currently Susan E. Alderton.
     The following table contains information with respect to the executive officers and directors of Ziff Davis Holdings and Ziff Davis Media:

Name	Age	Position
Robert F. Callahan	54	Chairman of the Board of Directors and Chief Executive Officer
Mark Moyer	46	Senior Vice President, Chief Financial Officer
Jason Young	36	President, Consumer/Small Business Group
Sloan Seymour	43	President, Enterprise Group
Scott McCarthy	40	President, Game Group
Gregory Barton	44	Executive Vice President of Licensing and Legal Affairs, General Counsel and Secretary
Michael J. Miller	47	Executive Vice President, Chief Content Officer
Elda Vale	49	Senior Vice President of Corporate Marketing and Research
Paul O’Reilly	51	Vice President, Ziff Davis Event Marketing Group
Beth Repeta	39	Vice President of Human Resources
John Willis	56	Director
Avy Stein	50	Director

Name	Age	Position
Daniel Blumenthal	42	Director
Bradley Shisler	35	Director
Bart Catalane	49	Director
Susan Alderton	53	Director
     Robert Callahan joined the Company in October 2001 as Chairman, Chief Executive Officer and President. Prior to joining Ziff Davis Holdings and Ziff Davis Media, Mr. Callahan spent twenty years at Capital Cities/ABC and The Walt Disney Company. He spent ten years each in broadcast and publishing businesses. Mr. Callahan was most recently President of the ABC Broadcast Group where he managed the ABC Television Network including: ABC News, ABC Sports, ABC Primetime, ABC Daytime, ABC sales, marketing and financial operations; the 10 ABC-owned TV stations; the 54 ABC-owned radio stations and the ABC Radio Networks. Before moving into radio and television, Mr. Callahan was Senior Vice President, overseeing primarily business-to-business publications at Capital Cities’ Fairchild Publications division. Mr. Callahan began his career in planning and account management at Young & Rubicam, McCann Erickson and Wells, Rich, Greene.
     Mark Moyer joined the Company in October 2005 as Senior Vice President, Chief Financial Officer. From March 2004 to June 2005 Mr. Moyer served as Senior Vice President and Controller of Intelsat, Ltd., one of the world’s largest global satellite communications providers in the U.S. From June 2000 to December 2003 Mr. Moyer was employed in London for Equant N.V., a global provider of data network services, most recently as Senior Vice President, Financial Operations from July 2001 to December 2003 and as Vice President & Chief Accounting Officer from June 2000 to July 2001. From 1995 to 2000, Mr. Moyer was Vice President and Controller of Ziff-Davis Inc. Prior to that, Mr. Moyer has held several senior level accounting and finance positions at ITT Corporation and AMAX, Inc. in New York. He began his career as a Staff Auditor with Ernst & Young in Dallas, Texas.
     Jason Young was named President of Ziff Davis Media’s Consumer/Small Business Group in October 2004. He was Senior Vice President and General Manager of Ziff Davis Internet since February 2002 and Vice President of Sales of Ziff Davis Internet since May 2001. From April 2000 to May 2001, Mr. Young was Vice President of Ad Sales and Business Development at TheStreet.com. Prior to that, from 1990, Mr. Young held a variety of roles with ZDI including Publisher of Windows Pro, National Ad Director for Windows Sources, Corporate Sales Director and Ad Director of ZDNet.
     Sloan Seymour was named President of Ziff Davis Media’s Enterprise Group in October 2004. He was Senior Vice President of Ziff Davis Media’s Enterprise Group since April 2004. Prior to April 2004, Mr. Seymour was the launch publisher of Baseline magazine. Mr. Seymour began his career at our predecessor company, Ziff-Davis Inc., in 1986. In addition to launching Baseline, he created Ziff Davis’ face-to-face events and eSeminars businesses. He began his career with PC Magazine and has also worked as the Vice President and Publisher of eWEEK.
     Scott McCarthy joined Ziff Davis as President of Ziff Davis Media’s Game Group in October 2004. Prior to joining Ziff Davis, Mr. McCarthy was Executive Vice President of the ABC Radio Networks Division of The Walt Disney Company, which provides programming and services to over 4,600 radio stations in the U.S., including ABC News and ESPN Radio.
     Gregory Barton was named Executive Vice President of Licensing and Legal Affairs, General Counsel and Secretary in October 2004. Mr. Barton joined the Company in November 2002 as Executive Vice President, General Counsel and Secretary. From September 1998 to November 2002, Mr. Barton held various positions (most recently President, CFO and General Counsel) of Index Development Partners, Inc. (now known as WisdomTree Investments, Inc.), a public company based in New York City that published financial magazines and websites. From May 1995 to August 1998, Mr. Barton was employed by Alliance Semiconductor Corporation, a public company based in Santa Clara, California, that is a worldwide supplier of integrated circuits, where he served as General Counsel and, from September 1996 to August 1998, Vice President, Corporate and Legal Affairs. Mr. Barton began his career at Gibson, Dunn & Crutcher, where he was an Associate in the Corporations and Litigation Departments.
     Michael J. Miller has been Executive Vice President since the acquisition of ZDP; from 2001 to 2005, he was Editor in Chief of PC Magazine and Editorial Director of the Company; since 2005 he has been Chief Content Officer of the Company. Mr. Miller was Editorial Director for ZDI from 1997 to April 2000. From 1991 to 1997, Mr. Miller was Editor-in-Chief of PC Magazine. Prior to that time, Mr. Miller was Editor-in-Chief of InfoWorld, which he joined as executive editor in 1985 after serving as the West Coast Bureau Chief for Popular Computing and senior editor for Building Design & Construction.
     Elda Vale is Senior Vice President of Corporate Marketing and Research at Ziff Davis Media since June 2005 and was Vice President Research and Market Intelligence since June 2003. From March 2002 to May 2003, Ms. Vale was the principal of EV Associates, a research consulting firm. From 2001 to 2003, Ms. Vale served as Senior Vice President, Research and Development for Media Mark Research, a research company. She had also held senior research positions with McGraw-Hill and CBS News.
     Paul O’Reilly has been Vice President, Ziff Davis Event Marketing Group since the executive team of TM Media Inc. joined the Company in September 2004. Mr. O’Reilly has held a number of senior positions in the events industry, including CFO of Blenheim

USA, Inc. from 1992 to 1995 and CEO and co-founder of Kingbird Media Group, a company formed in 1998 to produce conferences and custom events for major IT vendors. Kingbird was later acquired by CMP Media, where Mr. O’Reilly was part of the management team until 2001, when he co-founded TaylorMcKnight LLC, a specialist event-marketing company. Prior to 1992, Mr. O’Reilly was an executive with KPMG in London.
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
     John Willis has been a Director since April 2001. Mr. Willis is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Willis served as President and a Director of Continental Illinois Venture Capital Corporation (“CIVC”), a venture capital investment firm, from 1989 to 1994. In 1988, he founded Continental Mezzanine Investment Group and was its manager through 1990. From 1974 until 1988, Mr. Willis held various management positions at Continental Bank. He currently serves as a Director of several companies, including Aavid Thermal Technologies, Inc. and other Willis Stein portfolio companies.
     Avy Stein has been a Director since the acquisition of ZDP. Mr. Stein is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Stein served as a Managing Director of CIVC from 1989 to 1994. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. Mr. Stein has also served as a special consultant for mergers and acquisitions to the Chief Executive Officer of NL Industries, Inc. and as the Chief Executive Officer of Regent Corporation. Mr. Stein currently serves as a Director of several other Willis Stein portfolio companies.
     Daniel Blumenthal has been a Director since the acquisition of ZDP. Mr. Blumenthal is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Blumenthal served as Vice President of CIVC from 1993 to 1994. From 1988 to 1993 he was a corporate tax attorney with Latham & Watkins. Mr. Blumenthal currently serves as a Director of several companies, including Aavid Thermal Technologies, Inc. and other Willis Stein portfolio companies.
     Bradley Shisler has been a Director since July 2004. Mr. Shisler is a Principal of Willis Stein. Mr. Shisler re-joined Willis Stein in 2000 after graduating from the Kellogg Graduate School of Management at Northwestern University. From 1996 to 1998, Mr. Shisler served as an Associate at Willis Stein. Prior to Willis Stein, Mr. Shisler worked in the corporate finance group at Simmons & Company International, a specialized investment banking firm, and as an engineer at Stone & Webster Engineering Corporation. He currently serves as a Director of several other Willis Stein portfolio companies.
     Bart Catalane has been a Director since November 2001. Mr. Catalane served as the Company’s President from June 2004 through February 2006, as its Chief Operating Officer from November 2001 through February 2006 and its Chief Financial Officer from November 2001 through December 2003. From June 1999 until he joined the Company, Mr. Catalane was Senior Vice President and Chief Financial Officer of TMP Worldwide Inc. From February 1996 to May 1999, Mr. Catalane held the Executive Vice President and Chief Financial Officer positions for the ABC Radio and then the ABC Broadcasting Division, units of The Walt Disney Company. Prior to that, Mr. Catalane held the Senior Vice President and Chief Financial Officer position at ABC Radio Networks from 1989 to 1996. Mr. Catalane started his career as a staff auditor at Coopers & Lybrand in New York.
     Susan Alderton has been a Director since January 2006. From May 2002 through January 2006, Ms. Alderton was a Managing Executive of Stephens Financial Group, a financial services company. Prior to and through February 2002, Ms. Alderton served as Vice President and Chief Finanical Officer of NL Industries, Inc., a chemical manufacturer.
     There are no family relationships between any of our directors or executive officers.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2005, 2004 and 2003 by Ziff Davis Media’s Chief Executive Officer (“CEO”) and the four most highly compensated executive officers in 2005 other than the CEO of Ziff Davis Media:

						Long-Term
						Compensation
	Annual Compensation					Securities
	Fiscal			Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation		Options
	(in dollars)
Robert F. Callahan	2005	$1,000,000	$—	$100,000	(1)	1,216,566
Chairman and Chief Executive	2004	1,000,000	—	100,000	(1)	1,216,566
Officer of Ziff Davis	2003	1,000,000	1,000,000	100,000	(1)	—
Holdings, Ziff Davis Media and Ziff Davis Publishing Inc.

Jason Young	2005	350,000	403,750	—		603,907
President, Consumer/Small Business Group	2004	262,500	438,321	—		603,937
	2003	250,000	378,156	—		—

Michael J. Miller	2005	378,325	50,000	—		301,903
Executive Vice President and Chief Content Officer	2004	370,000	—	—		301,903
	2003	370,000	150,000	—		—

Sloan Seymour	2005	311,250	225,000	—		402,920
President, Enterprise Group	2004	300,000	275,000	—		402,920
	2003	288,042	55,000	—		402,920

Scott McCarthy	2005	337,500	175,000	—		302,034
President, Game Group	2004	62,800	—	—		302,034
	2003	—	—	—		—

(1)	Allowance, without need for accounting, for reimbursement of expenses in addition to expenses eligible for reimbursement under our existing policies.
Stock Option/SAR Grants in Last Fiscal Year.
     Options granted to our named executive officers the following stock options as of December 31, 2005:

	Number of	% of Total	Weighted	Weighted
	Securities	Options Granted	Average	Average
	Underlying	to Employees in	Exercise	Expiration	Grant Date
Executive	Options Granted	Fiscal Year	Price	Date	Present Value
Robert F Callahan
Series D	2,612	21.2%	$1,000.00	6/30/2013	$327,767
Series B	3,209	21.7%	1,000.00	6/30/2013	—
Series A	10,745	21.4%	0.01	6/30/2013	—
Common Stock	1,200,000	15.0%	0.001	6/30/2013	—
Jason Young
Series D	700	5.7%	1,348.39	2/12/2014	87,840
Series B	769	5.2%	1,000.00	1/12/2014	—
Series A	2,468	5.0%	0.01	12/31/2013	—
Common Stock	600,000	7.5%	0.001	12/31/2013	—
Michael J. Miller
Series D	300	2.4%	1,000.00	3/3/2013	37,646
Series B	369	2.5%	1,000.00	3/3/2013	—
Series A	1,234	2.5%	0.01	3/3/2013	—
Common Stock	300,000	3.8%	0.001	3/3/2013	—
Sloan Seymour
Series D	500	4.5%	1,000.00	3/3/2013	62,500
Series B	569	4.4%	1,000.00	3/3/2013	—
Series A	1,851	4.3%	0.01	3/3/2013	—
Common Stock	400,000	5.9%	0.001	3/3/2013	—
Scott McCarthy
Series D	400	3.6%	1,000.00	3/3/2013	50,000
Series B	400	3.0%	1,000.00	3/3/2013	—
Series A	1,234	2.9%	0.01	3/3/2013	—
Common Stock	300,000	4.4%	0.001	3/3/2013	—
Stock Option/SAR Exercised in Last Fiscal Year.

     Our named executive officers did not exercise any stock options or SAR’s as of December 31, 2005 (see Note 16 to our Consolidated Financial Statements).
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
     Mr. Young. Ziff Davis Media entered into an executive agreement with Mr. Young as of June 1, 2004. This agreement provides, among other things, that he serves as the Senior Vice President — General Manager of Ziff Davis Internet during a term expiring on June 30, 2006. In October 2004, Mr. Young was promoted to President of the Consumer/Small Business Group. Pursuant to this agreement, his base salary is at least $250,000 per year, subject to annual cost of living adjustments (his current salary is $350,000 per year), and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. Young’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Young delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Young will receive his annual base salary for twelve months after the termination date and a portion of the bonus paid to him during the preceding fiscal year related to specified lines of business (as defined), subject to compliance with certain non-compete and non-solicitation obligations.
     Mr. Miller. In October 2004, Ziff Davis Media entered into an executive agreement with Mr. Miller. The agreement provides, among other things, that he will serve as Executive Vice President and Editorial Director of Ziff Davis Publishing Inc., and Editor-in-Chief of PC Magazine, during a term expiring on August 30, 2007. Pursuant to this agreement, has base salary is at least $370,000 per year (his current salary is $378,325 per year). Mr. Miller will be eligible to receive an annual bonus of not less than $50,000, payable at the Company’s discretion. Mr. Miller’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or by him for good reason (as such terms are defined in the agreement) conditioned upon Mr. Miller delivering a general release in of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Miller will receive his annual base salary and possibly certain insurance premiums for twelve months after the termination date, subject to compliance with certain non-compete and non-solicitation obligations.
     Mr. Seymour. Ziff Davis Media entered into an executive agreement with Mr. Seymour as of August 1, 2003. This agreement provides, among other things, that he serves as the Senior Vice President — Enterprise Group of Ziff Davis during a term expiring on July 31, 2008. In October 2004, Mr. Seymour was promoted to President of the Enterprise Group. Pursuant to this agreement, his base salary is at least $300,000 per year (his current salary is $311,250 per year), subject to annual cost of living adjustments and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. Seymour’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Seymour delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Seymour will receive his annual base salary for twelve months after the termination date and certain health benefits, subject to compliance with certain non-compete and non-solicitation obligations.
     Mr. McCarthy. Ziff Davis Media entered into an executive agreement with Mr. McCarthy as of October 15, 2004. This agreement provides, among other things, that he serves as the President of the Company’s Game Group during a term expiring on October 17, 2009. Pursuant to this agreement, his base salary is at least $300,000 per year (his current salary is $337,500 per year) and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. McCarthy’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. McCarthy delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. McCarthy will receive his annual base salary for twelve months after the termination date and certain health benefits, subject to compliance with certain non-compete and non-solicitation obligations.

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
2002 Stock Option Plan
     Upon the consummation of our financial restructuring in August 2002, the Board of Directors established a new management incentive plan pursuant to which Ziff Davis Holdings may grant participants options to purchase its common stock, Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock. We also entered into arrangements with the holders of Series D Preferred Stock to protect the holders of Series E Preferred Stock from dilution resulting from issuances of Series D Preferred Stock upon exercise of these options by management participants while the Series E Preferred Stock remains outstanding. See “Certain Relationships and Related Party Transactions — Distribution and Payment Arrangements.” The 2002 Stock Option Plan, which was amended and restated in March 2003, provides for the grant of options to purchase up to 9,619,171 shares of common stock, 58,081 shares of Series A Preferred Stock, 17,344 shares of Series B Preferred Stock, and 14,117 shares of Series D Preferred Stock.
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
     We reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Susan E. Alderton serves as our audit committee chairman and receives compensation of $50,000 per annum plus reimbursement of expenses.
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
     The Boards of Directors of Ziff Davis Holdings and Ziff Davis Media each may appoint or designate one or more committees, each committee to consist of one or more of the directors of such company, which to the extent provided in such resolution or the by-laws will have and may exercise the powers of the Board of Directors in the management and affairs of such company except as otherwise limited by law. We currently have an audit committee and a compensation committee. The audit committee consists of Ms. Alderton, who chairs the committee, Mr. Blumenthal and Mr. Shisler. The Company’s board members have determined that Ms. Alderton is an “audit committee financial expert” as defined in Item 401 of Regulation S-K and is “independent” according to the listing rules of the New York Stock Exchange. The compensation committee consists of Messrs. Callahan, Catalane, Stein and Blumenthal.
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

     The table below lists information about the beneficial ownership of Ziff Davis Holdings’ capital stock, as of December 31, 2005, by each person whom we know to own beneficially more than 5% of any class of Ziff Davis Holdings’ stock, by each of Ziff Davis Holdings’ directors, by the executive officers named in the Summary Compensation table and by all of our directors and executive officers as a group. Ziff Davis Holdings has six classes of capital stock authorized for issuance: Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and common stock. There are 400,000 shares of Series A Preferred Stock authorized for issuance, 329,127.5 of which are issued and outstanding; 142,500 shares of Series B Preferred Stock authorized for issuance, 98,285.6 of which are issued and outstanding; 7,500 shares of Series C Preferred Stock authorized for issuance, 5,172.9 of which are issued and outstanding; 100,000 shares of Series D Preferred Stock authorized for issuance, 80,207.3 of which are issued and outstanding; 30,000 shares of Series E Preferred Stock authorized for issuance, 28,526.4 of which are issued and outstanding; and 100,000,000 shares of common stock authorized for issuance, of which approximately 2,311,000 shares are issued and outstanding (excluding approximately 8,622,000 shares issuable upon conversion of the Series C Preferred Stock and excluding approximately 43,800,000 shares issuable upon the exercise of certain warrants to purchase common stock). Willis Stein owns 100% of the Series B Preferred Stock, the Series C Preferred Stock and Series D Preferred stock. In the event of an initial public offering of Ziff Davis Holdings’ common stock, Willis Stein and the other holders of each series of Ziff Davis Holdings’ preferred stock may elect to convert their shares of preferred stock to shares of Ziff Davis Holdings’ common stock. Unless otherwise noted, the address of each director and executive officer is c/o Ziff Davis Media Inc., 28 East 28th Street, New York, New York 10016.
     Ziff Davis Media is authorized to issue a total of 1,000 shares of common stock, par value $0.01 per share. There are 1,000 shares of common stock issued and outstanding. All of Ziff Davis Media’s outstanding capital stock is owned by Ziff Davis Holdings. The following table sets forth beneficial ownership of Ziff Davis Holdings’ capital stock as of December 31, 2005:

	Beneficial Ownership(1)
		Percent of		Percent of
	Shares of	Outstanding	Shares of	Outstanding		Percent of
	Series A	Series A	Series E	Series E	Shares of	Outstanding
	Preferred	Preferred	Preferred	Preferred	Common	Common
Beneficial Owner	Stock	Stock	Stock	Stock	Stock	Stock
Willis Stein Entities(2)	281,627.5	85.57%	8,088.6	28.35%	50,650,938	99.35%
DLJ Entities(3)	47,500.0	14.43	—	—	333,333	14.42
MacKay Shields LLP(4)	—	—	10,360.8	36.32	1,921,502	45.40
Robert F. Callahan	—	—	—	—	—	—
Sloan Seymour	—	—	—	—	—	—
Scott McCarthy	—	—	—	—	—	—
Jason Young	—	—	—	—	—	—
Michael J. Miller	—	—	—	—	—	—
John R. Willis(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Avy H. Stein(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Daniel H. Blumenthal(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Bradley J. Shisler	—	—	—	—	—	—
Susan E. Alderton	—	—	—	—	—	—
All directors and executive officers as a group (22 persons)	281,627.5	85.57%	8,088.6	28.35%	50,650,938	99.35%

*	Less than 1% of outstanding series of stock.

(1)	“Beneficial ownership” generally means voting or investment power with respect to a security or the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2)	Includes 213,750 shares of Series A Preferred Stock (64.9%), 8,088.6 shares of Series E Preferred Stock (28.4%) and 50.2 million shares of common stock (including approximately 8.6 million shares issuable upon conversion of Series C Preferred Stock and approximately 40.1 million shares issuable upon the exercise of warrants to purchase common stock) held by Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the “Willis Stein Entities”). Also includes 67,877.5 shares of Series A Preferred Stock and 477,716 shares of common stock held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). Such stockholders have agreed pursuant to the terms of the Investor Rights Agreement to vote their shares as directed by the Willis Stein Entities in certain matters as described more fully in Item 13 hereof and in the Investor Rights Agreement. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R.

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
Equity Compensation Plans
     The following table sets forth information regarding securities authorized for issuance under Ziff Davis Holdings’ equity compensation plans:

			(c)
			Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan category:
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
2001 Stock Option Plan	18,078	$7.50
2002 Stock Option Plan
Series D	10,851	1,098.05
Series B	12,847	1,007.05
Series A	42,315	0.01
Common Stock	6,680,000	0.001

Total	6,764,091	—	2,962,700 *

*	Comprised of 3,266 shares of Series D Preferred Stock, 4,497 shares of Series B Preferred Stock, 15,766 shares of Series A Preferred Stock and 2,939,171 shares of common stock.
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

     The Board of Directors currently consists of eight directors (with one position vacant), including the five above-mentioned directors; Bart W. Catalane, who was appointed pursuant to an agreement with our Chief Executive Officer; and Susan Alderton, an independent, outside director.
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
Subscription Services
     Investment funds affiliated with Willis Stein are shareholders of USApubs Inc. (“USApubs”), a marketer of magazine subscriptions and other services. We sell subscriptions to our publications both directly and through independent subscription-marketing companies, including USApubs. For the year ended December 31, 2005, we paid approximately $0 in fees to USApubs. In management’s opinion, our transactions with USApubs are representative of arm’s-length transactions.
Willis Stein
     We reimburse travel and other out-of-pocket expenses of Ziff Davis Holdings’ directors and staff, including the directors from Willis Stein. For the year ended December 31, 2005, we paid approximately $320,000 of such expenses. Additionally, as fully described in Note 13 of our Consolidated Financial Statements, Willis Stein was involved in our financial restructuring in 2002 including through: (1) the purchase of Series D Preferred Stock; (2) the exchange of its 12% Notes; and (3) the amendment and restatement of our Senior Credit Facility agreement.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The accounting firm of PricewaterhouseCoopers (“PWC”) served as our independent accountants for the year ended December 31, 2004. In addition to rendering audit services during those resepctive years, both Grant Thornton and PWC performed various non-audit services for us. On August 12, 2005 the Audit Committee of the Board of Directors of the Company determined to dismiss its independent registered accounting firm, PWC and engage Grant Thornton LLP as it new independent registered accounting firm. The accounting firm Grant Thornton LLP (“Grant Thornton”) served as our independent registered public accounting firm for the year ended December 31, 2005.
Audit and Other Fees for the Past Two Fiscal Years
The following table sets forth the aggregate fees billed to us for services rendered by Grant Thornton and PWC for the 2005 and 2004 fiscal years:

	2005	2004
Audit fees(l)	$855,530	$310,000
Audit-related fees(2)	71,492	23,650
Tax fees(3)	—	182,985
All other fees(4)	25,000	1,400

Total	$952,022	$518,035

(1)	Audit fees consist of the audit of our annual financial statements, the review of quarterly financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and financial audits of subsidiaries, services associated with SEC registration statements filed in connection with securities offerings (i.e., comfort letters and consents), and financial accounting and reporting consultations.

(2)	Audit-related fees consist principally of audits of employee benefit plans, assurance and related services that are reasonably related to the performance of the audit or review of financial statements and consulting on financial accounting and reporting standards.

(3)	Tax fees consist principally of assistance with tax compliance, tax advice and tax planning. Tax compliance includes preparation of original and amended tax returns for Ziff Davis Holdings and its consolidated subsidiaries; refund claims; and payment planning. Tax advice and tax planning includes assistance with tax audits and appeals, tax work stemming from “Audit-Related” items, tax work relating to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	All other fees consisted principally of amounts paid for consulting services related to a review of the Company’s 2002 Plan.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit
No.	Description
2.1	Purchase Agreement dated December 6, 1999 among WS-ZP Acquisition, Inc., ZD Inc. and ZD Holdings (Europe) Ltd. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 2.1.*

3.1	Certificate of Incorporation for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.1.*

3.2	Fifth Amended and Restated Certificate of Incorporation for Ziff Davis Holdings Inc.*

3.3	Certificate of Incorporation for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.2.*

3.4	Certificate of Incorporation for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.3.*

3.5	Certificate of Incorporation for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.4.*

3.6	Certificate of Incorporation for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.5.*

3.7	By-laws for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.7.*

3.8	By-laws for Ziff Davis Holdings Inc.*

3.9	By-laws for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.8.*

3.10	By-laws for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.9.*

3.11	By-laws for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.10.*

3.12	By-laws for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.11.*

3.13	Certificate of Incorporation of Ziff Davis Intermediate Holdings Inc.*

3.14	By-laws of Ziff Davis Intermediate Holdings Inc.*

4.1	Indenture, dated August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*

4.2	Registration Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Ziff Davis Media Inc.*

4.3	Indenture, dated July 21, 2000 by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated January 24, 2001. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4, (No. 333-48014) dated October 16, 2000 as Exhibit 4.1.*

4.4	First Supplemental Indenture, dated as of August 12, 2002 by and between Ziff Davis Media, the guarantors thereunder and Deutsche Bank Trust Company Americas, supplementing that certain indenture, dated July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company.*

Exhibit
No.	Description
4.5	Investor Rights Agreement, dated April 5, 2000, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders. Previously filed on March 20, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 9.1.*

4.6	Amendment No. 1 to Investor Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders.*

4.7	Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc., and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*

4.8	Second Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company).*

4.9	Form of Global Series E-l Preferred Stock Certificate.*

10.1	Series D Preferred Stock Purchase Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc., and the purchasers thereunder.*

10.2	Stock Purchase Agreement, dated as of April 30, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*

10.3	Stock Purchase Agreement, dated as of May 31, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*

10.4	Stock Purchase Agreement, dated as of June 28, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*

10.5	Stock Purchase Agreement, dated as of August 8, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*

10.6	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*

10.7	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas.*

10.8	Distribution and Payment Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*

10.10	2002 Ziff Davis Holdings Inc. Amended and Restated Employee Stock Option Plan.†*

10.11	License Agreement, dated April 5, 2000 with ZD Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.2.*

Exhibit
No.	Description
10.12	License Agreement, dated April 5, 2000 with ZD Inc. (ZD logo). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.3.*

10.13	License Agreement, dated April 5, 2000 with ZD Inc. (Interactive). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.4.*

10.15	Amendment to License Agreement, dated January 19, 2001 with ZDNet, Inc. Previously filed in connection with Ziff Davis Media’s Amendment No. 1 to Registration Statement on Form S-4 (No. 333-48014) dated January 24, 2001 as Exhibit 10.10.*

10.16	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan, dated as of March 23, 2005.†*

10.18	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Paul O’Reilly, dated as of September 17, 2004.†*

10.19	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated May 20, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.2 for the quarter ended September 30, 2001.*

10.20	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated July 13, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.3 for the quarter ended September 30, 2001.*

10.21	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated August 30, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.4 for the quarter ended September 30, 2001.*

10.22	Sale and Purchase Agreement relating to certain Print-Based Publishing Assets in the UK, Germany and France, dated June 20, 2000 with VNU N.V., View Group B.V., VNU Business Publications Limited, VNU Holding Deutschland GMBH, VNU Business Publications France S.A. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated October 16, 2000 as Exhibit 2.2.*

10.23	Stock Purchase Agreement, dated as of July 3, 2002, by and among Ziff Davis Media Inc., Ziff Davis Development Inc. and Lionbridge Technologies, Inc.*

10.25	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of April 30, 2002).*

10.26	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of May 31, 2002).*

10.27	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of June 28, 2002).*

10.28	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of August 8, 2002).*

10.29	Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Gregory Barton, dated as of October 23, 2002.†*

10.30	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Mark Moyer, dated as of September 3, 2005.†*

10.32	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Jason Young, dated as of June 1, 2004.†*

10.33	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Timothy Castelli, dated as of August 1, 2004.†*

10.34	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Sloan Seymour, dated as of August 1, 2004.†*

Exhibit
No.	Description
10.31	Amendment dated December 30, 2004 to Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan.†*

10.32	Amendment dated December 30, 2004 to Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Bart Catalane.†*

10.33	Amendment dated February 28, 2005 to Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan.†*

10.34	Amendment dated February 28, 2005 to Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Bart Catalane.†*

10.35	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Michael Miller, dated as of October 1, 2004.†*

10.36	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Scott McCarthy, dated as of October 15, 2004.†*

10.37	Amendment dated December 31, 2005 to Executive Agreement by and between Ziff Davis Media Inc. and Mr. Scott McCarthy.†*

10.38	Letter dated September 23, 2004 from the Registrant to David Wittels.†*

10.39	Asset Purchase Agreement by and among Ziff Davis Media, Inc., MBPS, Com, Inc., FileFront, L.P. and FileFront Principals Dated as of November 4, 2005**

10.40	Offer letter by and between Ziff Davis Media Inc. and Mr. Kenneth Beach, dated as of March 4, 2005†*

10.41	Letter dated December 6, 2005 from the Registrant to Susan E. Alterton.**

10.42	Purchase Agreement, dated April 18, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and Bear, Stearns & Co. Inc. and Lehman Brothers Inc. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.*

10.43	Indenture, dated April 22, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.*

10.44	First Lien Security Agreement, dated as of April 22, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed April 26, 2005.*

10.45	Registration Rights Agreement, dated April 22, 2005, by and among Ziff Davis Media Inc., the Guarantors named therein and Bear, Stearns & Co. Inc. and Lehman Brothers Inc. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.*

14.1	Code of Ethics.*

14.2	Ziff Davis Holdings Inc. Audit and Non-Audit Services Pre-Approval Policy.**

21.1	Subsidiaries of Registrants.*

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed.

**	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized on the 31st day of March 2006.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ MARK D. MOYER
Name: Mark D. Moyer
Title: Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities.

Signatures	Title
/s/ ROBERT F. CALLAHAN	Chairman and Chief Executive Officer
Robert F. Callahan	(Principal Executive Officer)

/s/ MARK D. MOYER	Chief Financial Officer
Mark Moyer	(Principal Financial and Accounting Officer)

/s/ BART W. CATALANE	Director
Bart W. Catalane

/s/ JOHN R. WILLIS	Director
John R. Willis

/s/ AVY H. STEIN	Director
Avy H. Stein

/s/ DANIEL H. BLUMENTHAL	Director
Daniel H. Blumenthal

/s/ BRADLEY J. SHISLER	Director
Bradley J. Shisler

/s/ SUSAN E. ALDERTON Susan E. Alderton	Director
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     None.