Form 10-Q
period 2006-03-31
ZIFF DAVIS HOLDINGS INC
filed 2006-05-15
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 333-99939

ZIFF DAVIS HOLDINGS INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	36-4355050 (I.R.S. Employer Identification No.)
28 East 28th Street
New York, New York 10016
(Address of Principal Executive Offices)
(212) 503-3500
(Registrants Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 15, 2006, 2,311,049 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.
Index to Form 10-Q for the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ZIFF DAVIS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$25,494	$34,174
Accounts receivable, net	24,271	32,496
Inventories	436	437
Prepaid expenses and other current assets	5,043	5,632

Total current assets	55,244	72,739
Property and equipment, net	15,923	16,322
Intangible assets, net	192,014	196,380
Goodwill, net	39,828	39,828
Other assets, net	20,635	21,526

Total assets	$323,644	$346,795

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current liabilities:
Accounts payable	$17,904	$21,787
Accrued expenses and other current liabilities	24,806	34,211
Unexpired subscriptions and deferred revenue, net	18,816	18,177

Total current liabilities	61,526	74,175
Long-term debt	362,282	357,458
Accrued interest — troubled debt restructuring	55,951	60,278
Accrued expenses — long-term	11,695	12,058
Mandatorily redeemable preferred stock	922,269	899,533
Other non-current liabilities	10,009	9,905

Total liabilities	1,423,732	1,413,407

Commitments and contingencies
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,125,885)	(1,092,409)

Total stockholders’ deficit	(1,100,088)	(1,066,612)

Total liabilities and stockholders’ deficit	$323,644	$346,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Revenue, net	$40,278	$42,681

Operating expenses:
Cost of production	11,720	11,781
Selling, general and administrative expenses	25,815	26,577
Depreciation and amortization of property and equipment	1,740	1,280
Amortization of intangible assets	4,423	3,955
Loss in equity investment	244	—

Total operating expenses	43,492	43,593

Loss from operations	(3,664)	(912)
Interest expense, net	(29,786)	(25,342)

Loss before income taxes	(33,450)	(26,254)
Income tax provision	26	68

Net loss	$(33,476)	$(26,322)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(33,476)	$(26,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued dividends on mandatorily redeemable preferred stock	22,735	19,944
Depreciation and amortization of property and equipment	6,163	5,235
Loss in equity investment	244	—
Provision for doubtful accounts	157	205
Non-cash rent expense	42	41
Non-cash interest	497	436
Amortization of debt issuance costs	796	604
Non-cash stock compensation (income) expense	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	8,068	6,985
Inventories	1	17
Accounts payable and accrued expenses	(13,724)	(13,124)
Unexpired subscriptions and deferred revenue, net	639	254
Prepaid expenses and other, net	578	(381)

Net cash used in operating activities	(7,282)	(6,106)

Cash flows from investing activities:
Acquisitions	(57)	(77)
Capital expenditures	(1,341)	(955)

Net cash used in investing activities	(1,398)	(1,032)

Cash flows from financing activities:
Repayment of borrowings under senior credit facility	—	(4,324)

Net cash used in financing activities	—	(4,324)

Net decrease in cash and cash equivalents	(8,680)	(11,462)
Cash and cash equivalents at beginning of period	34,174	32,592

Cash and cash equivalents at end of period	$25,494	$21,130

Cash paid during the quarter for:
Interest	$5,990	$3,840
Income taxes	26	68
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Loss
Balance at December 31, 2005	2,311,049	$17,329	$8,468	$(1,092,409)	$(1,066,612)	$(118,075)

Net loss	—	—	—	(33,476)	(33,476)	$(33,476)

Balance at March 31, 2006	2,311,049	$17,329	$8,468	(1,125,885)	$(1,100,088)	$(33,476)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at March 31, 2006 and December 31, 2005 and the results of its consolidated operations and cash flows for the three months ended March 31, 2006 and 2005 and changes in stockholders’ deficit from December 31, 2005 to March 31, 2006 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any interin period. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company is an integrated media company focused on the technology and videogame markets. The Company is an information services and marketing solutions provider of technology media including publications, websites, conferences, events, eSeminars(TM), eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.
Operations
     In order to focus on delivering integrated marketing solutions to our customers, in the fourth quarter of 2005 we completed an additional realignment of our businesses within our three segments (Consumer/Small Business Group, Enterprise Group and Game
     The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, restructuring and non-recurring and certain non-cash charges including non-cash compensation (“EBITDA”). Any inter-segment revenues included in segment data are not material. Group) each offering print, online and events products. This operational realignment did not change our reporting of segment results, rather it further integrated the development and execution of the products and services offered by the respective groups.
     The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005 we closed down both Sync and ExtremeTech magazines.
     The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; sixteen websites affiliated with these brands and also a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars, which produce live interactive webcasts; and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes our Custom Solutions group which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
     The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and the 1UP Network, a collection of online destinations for gaming enthusiasts. The Game Group discontinued publishing GMR Magazine and reduced the frequency of Xbox Nation during the fourth quarter of 2004.

Liquidity
     The Company’s financial statements have been presented on the basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
     As of March 31, 2006, we had long-term debt and redeemable preferred stock (which has been classified as debt) totaling $362,282 and $922,269 respectively, and a working capital deficit of approximately $6,282. The Company has also incurred a $3,664 loss from operations and a $33,476 million net loss for the quarter ended March 31, 2006.
     In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Floating Rate notes (the “Floating Rate Notes”) at a floating interest rate of 3-month London Interbank Offering Rate (“LIBOR”) plus 6.00% which mature in 2012. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay-off the Company’s former Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27,000 was added to the Company’s existing cash balance and has been available for general corporate purposes.
     The Company believes that its cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for remainder of 2006. Due to the recent Floating Rate Notes issuance, none of the Company’s outstanding indebtedness require it to meet any financial covenants. The Floating Rate Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if the Company intends to take certain actions, such as incur additional debt or make a restricted payment, as defined.
     The Company will continually evaluate its business unit performance and given the realignment of operations into three businesses in late 2005, the Company is now in a position to act quickly to implement the requisite steps, principally expense and capital reductions, in the event unexpected market or competitive changes give rise to a risk of decline in financial performance.
     The Company’s ability to service its indebtedness will depend on its future performance which will be affected by prevailing economic conditions and financial, business and other factors. The Company believes that its diversification into Internet, events and other non-print businesses will continue and that these businesses will grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder from the refinancing of such obligations, including its Redeemable Preferred Stock outstanding, or selling assets to obtain funds for such purposes. In terms of the redemption of its preferred securities, the Company believes the primary holder of these securities, its equity sponsor, Willis Stein, will continue to support its future growth plans and will develop a plan to extend the maturities or refinance these preferred securities in the event that should become necessary. There is no assurance, however, that refinancings of indebtedness including preferred securities or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness.

Principles of Consolidation
     The financial statements of the Company as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Stock-based Compensation
2001 Stock Option Plan
     In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”) which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings’ common stock to eligible employees, directors, officers, consultants and advisors (each a “participant”). Under the terms of the 2001 Stock Option Plan, options to purchase 87,667 shares of Ziff Davis Holdings’ common stock were reserved for issuance under this Plan. The option price per share of common stock was fixed at fair value at the date of grant by the Board of Directors and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the quarters ended March 31, 2006 and 2005, respectively.
2002 Stock Option Plan
     In the fiscal year ended December 31, 2002, the Company’s Board of Directors adopted the 2002 Ziff Davis Holdings Employee Stock Option Plan (the “2002 Stock Option Plan”), which provides for the issuance of non-qualified stock options to purchase shares of certain classes of Ziff Davis Holdings capital stock to eligible employees, directors, officers, consultants and advisors. Pursuant to the 2002 Stock Option Plan, as amended and restated in March 2003, the Company may issue options to purchase shares of Ziff Davis Holdings capital stock, the following number of which are reserved for issuance under the plan: 9,619,171 shares of common stock; 58,081 shares of Series A Preferred Stock; 17,344 shares of Series B Preferred Stock; and 14,117 shares of Series D Preferred Stock. The option price per share for any participant shall be determined by the Company’s compensation committee at the time of grant. Generally, options granted pursuant to the 2002 Stock Option Plan will have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary of the date of grant subject to acceleration in the event of a sale of the Company, as defined. The options shall be subject to certain restrictions on exercisability and shall be subject to repurchase by the Company in certain circumstances.
     In addition, in the event the Company pays any dividend on any one or more classes of capital stock subject to outstanding options granted pursuant to the 2002 Stock Option Plan, the exercise price with respect to such options to purchase shares of such classes of capital stock will be reduced by the applicable per share amount of such dividend (with any excess per share amount of the dividend paid to the optionee with respect to any shares of the option that are vested at the time of the dividend). Also, in the event the Company redeems or otherwise acquires any shares of the Company’s capital stock originally issued to Willis Stein, each optionee of outstanding options granted pursuant to the 2002 Stock Option Plan shall be paid the applicable per share spread value as defined with respect to (and the option shall terminate with respect to) the lesser of: (1) the number of shares of such class of stock that would have been issuable to such optionee had the option been fully vested and exercisable, multiplied by the percentage of shares of such class redeemed or otherwise acquired; and (2) the number of shares the optionee would be entitled to purchase if the vested portion of the option at the time of such event was exercisable. In the event that (a) a payment to the optionee pursuant to the preceding two sentences is less than the payment that would have been made had the option been fully vested at the time of the dividend or redemption (such amount the “Unvested Deficit”) and (b) within ninety days of such dividend or redemption, (1) a sale of the Company, as defined is consummated or (2) an agreement to sell the Company is executed and the sale pursuant to such agreement is consummated within 180 days, the optionee has rights to obtain additional payment up to the Unvested Deficit.
     No stock options pursuant to the 2002 Stock Option Plan were granted during the three months ended March 31, 2006. As of March 31, 2006, the following options were vested: 9,354 of Series D Preferred Stock options, 11,253 of Series B Preferred Stock options, 37,319 of Series A Preferred Stock options and 5,704,549 of common stock options.

     As of March 31, 2006, the following securities remained available for future issuance: 3,408 of the Series D Preferred Stock options; 4,672 of the Series B Preferred Stock options; 16,348 of the Series A Preferred Stock options; and 3,054,171 of the common stock options. No options were exercisable as of March 31, 2006.
     The Company recognized compensation (income) of $(2) in the consolidated statement of operations during the three months ended March 31, 2006. The fair value of the options was determined based on a Black Scholes option pricing model.
     The options granted pursuant to the 2002 Stock Option Plan become exercisable if one of the following events occurs: the sale of the Company as defined or thirty days following an initial public offering of the Company’s common stock or the seventh anniversary of the date of the participant’s option agreement.
Adoption of SFAS 123R
     At March 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully above. Prior to January 1, 2006, the Company accounted for the common stock option component of these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because the underlying securities are classified as debt the preferred stock option component of these plans the Company has historically utilized a fair value pricing model to calculate the value of the stock options when granted. The value of these preferred stock options have been remeasured at each reporting period and any changes in the value were recorded as compensation (income) expense in the period relative to the vested portion of the outstanding option. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123 (R)”), using the modified-prospective-transition method.
     Under that transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated. Stock-based employee compensation costs charged to operations during the three months ended March 31, 2006 amounted to $(2).
     Since the Company has accounted for the preferred stock option component of its 2002 Stock Option Plan using a fair value pricing model to calculate the value of the stock options when granted and since value of these preferred stock options have been remeasured at each reporting period, the adoption SFAS 123(R) on January 1, 2006 did not result in a change in accounting for compensation expense.
     The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumption: expected dividend yield 0.0%, risk free interest rate of 4.2% expected volatility of 20% and an expected life of 2.4 years. The weighted average fair value of all options granted through March  31, 2006 was $32.09.
NOTE 2 — INTANGIBLE ASSETS, NET
     The purchase price of acquisitions is allocated to tangible and identifiable intangible assets with the remaining amount allocated to goodwill. The identifiable intangible assets of advertising lists and subscriber lists were recorded at estimated fair value as determined by an income approach, while trademarks/trade names were recorded at estimated fair value using a relief from royalty approach.
     These definite-lived intangible assets are being amortized using the straight-line method over estimated useful lives, ranging from 2 to 20 years. In determining the estimated useful lives, the Company considered its competitive position in the markets in which it operates, the historical attrition rates of advertisers and subscribers, legal and contractual obligations, and other factors.
     Recoverability of goodwill and intangible assets is assessed both on an annual basis or on an interim basis if events or circumstances change that would likely reduce the fair value of related assets below their carrying values. During the three months ended March 31, 2006 and 2005, the Company did not record any impairment charges.
     As of March 31, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of March 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortized intangible assets:
Advertising lists	$184,179	$(77,573)	$106,606	$184,179	$(74,087)	$110,092
Trademarks/trade names	25,057	(5,850)	19,207	25,057	(5,501)	19,556
Subscriber lists and other	18,653	(13,235)	5,418	18,595	(12,646)	5,949

Total amortized intangible assets	227,889	(96,658)	131,231	227,831	(92,234)	135,597

Unamortized intangible assets:
Trademarks/trade names	60,783	—	60,783	67,686	(6,903)	60,783
Goodwill	39,828	—	39,828	47,095	(7,267)	39,828

Total unamortized intangible assets	100,611		100,611	114,781	(14,170)	100,611

Total intangible assets	$328,500	$(96,658)	$231,842	$342,612	$(106,404)	$236,208

     Amortization expense associated with intangible assets during the three months ended March 31, 2006 was $4,423. Amortization expense is estimated to be $4,423 for each quarter of 2006 and approximately $15,914 for each year beginning in 2007 through 2011.
NOTE 3 — ACCRUED RESTRUCTURING CHARGES
     During 2005, 2004, 2002 and 2001, the Company implemented comprehensive cost reduction and restructuring programs, which included closing or selling unprofitable operations, consolidating facilities and reducing the Company’s workforce in order to decrease excess operating costs. The Company incurred $2,967, $5,491, $48,950 and $37,412 of restructuring charges, net in its Condensed Consolidated Statements of Operations for the years ended December 31, 2005, 2004, 2002 and 2001, respectively.
     As of March 31, 2006, there was $16,639 of accrued restructuring charges included on the Balance Sheet in accrued expenses and other current liabilities and accrued expenses — long term. During the three months ended March 31, 2006, the Company paid $1,725 primarily related to severance and real estate leases for vacant space. The Company anticipates making further payments in 2006 of approximately $4,091, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.
     The following table summarizes the activity with respect to the accrued restructuring charge balances for the three months ended March 31, 2006:

	As of			As of
	December 31,		Interest accretion on	March 31,
	2005	Payments	real estate leases	2006
Employee severance costs	$2,431	$(868)	$—	$1,563
Facilities consolidation and other costs	15,618	(857)	315	15,076

Total	$18,049	$(1,725)	$315	$16,639

     The $315 adjustment to the accrual was due primarily to interest accretion on restructured leases which were initially recorded at present value.
NOTE 4 — DEBT
General
     As of March 31, 2006, total indebtedness was $362,282 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $145,002 of compounding notes due 2009 (the “Compounding Notes”).
     As of December 31, 2005, total indebtedness was $357,458 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $140,178 of Compounding Notes due 2009.

Floating Rate Notes
     In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Floating Rate Notes at a variable interest rate of 3-month LIBOR plus 6.00% which mature in 2012 (“Floating Rate Notes”). The Floating Rate Notes are, subject to certain exceptions and permitted liens, secured by a first priority security interest in substantially all of the Company’s existing and future assets. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay off the Company’s former Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27,000 was added to the Company’s existing cash balance and has been available for general corporate purposes. As a result of paying off the Senior Credit Facility, the Company was required to fund its outstanding letters of credit of $2,431. As of March 31, 2006 the Company had $1,635 in restricted cash to collateralize these letters of credit. This restricted cash is a component of Other Asset, net in the accompanying balance sheets.
     Simultaneously with the initial sale of the Floating Rate Notes, the Company entered into a registration rights agreement, under which it agreed to commence an offer to exchange the originally issued notes with a series of publicly registered notes with substantially identical terms. Under the exchange offer, which commenced on June 24, 2005 and expired on July 22, 2005, 100% of the originally issued notes were tendered and exchanged for publicly registered notes. The Floating Rate Notes are guaranteed by Ziff Davis Media’s domestic subsidiaries and, for as long as any subordinated notes remain outstanding, Ziff Davis Holdings.
Compounding Notes
     The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option, either in cash or by compounding such interest on the Compounding Notes. During the quarters ended March 31, 2006 and 2005, the Company compounded interest in the amount of $4,824 and $4,215, respectively.
     The Compounding Notes were issued in connection with a financial restructuring pursuant to which a substantial majority of the holders of the 12% Notes exchanged their 12% Notes for a combination of cash, Compounding Notes, preferred stock and warrants to purchase common stock. The Compounding Notes have been accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 15, and, accordingly, a liability representing accrued interest on the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The March 31, 2006 balance of $55,951 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — troubled debt restructuring and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the quarters ended March 31, 2006 and 2005, the Company amortized $4,237 and $3,779, respectively, as a reduction of interest expense. All existing and future domestic subsidiaries currently guarantee or will guarantee the Compounding Notes.
12% Notes
     On July 18, 2000, the Company issued $250,000 of the 12% Notes. Interest is paid semi-annually and the outstanding principal, which was reduced to $12,280 as part of the 2002 financial restructuring, is payable on July 15, 2010. The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries currently guarantee or will guarantee the 12% Notes.
NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK
     The following table details activity in the Redeemable Preferred Stock account for the three months ended March 31, 2006:

	Redeemable Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Total
Balance at December 31, 2005	$528,285	$160,416	$5,173	$165,789	$39,871	$899,534
Dividends payable	8,467	4,291	—	8,994	983	22,735

Balance at March 31, 2006	$536,752	$164,707	$5,173	$174,783	$40,854	$922,269

     The Company, effective January 1, 2004, has recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet pursuant to SFAS 150.

NOTE 6 — CONTINGENCIES
Legal Proceedings
     In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted the Company’s request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee sued it in Greece for damages. A hearing on various claims lodged by each party is currently scheduled for June of 2006. The Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations. The Company cannot give any assurances as to the outcome of these matters, however.
     The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, it does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.
Off-Balance-Sheet Arrangements
     The Company enters into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of the 2006 fiscal year. As of March 31, 2006, the Company cannot provide a reasonable estimate of the likelihood and amount the Company would be required to pay to fulfill their commitments.
NOTE 7— Segment Information
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
     In order to focus on delivering integrated marketing solutions to our customers, in the fourth quarter of 2005 we completed an additional realignment of our businesses within our three segments (Consumer/Small Business Group, Enterprise Group and Game
     The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, restructuring and non-recurring and certain non-cash charges including non-cash compensation (“EBITDA”). Any inter-segment revenues included in segment data are not material. Group) each offering print, online and events products. This operational realignment did not change our reporting of segment results, rather it further integrated the development and execution of the products and services offered by the respective groups.
     The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005 we closed down both Sync and ExtremeTech magazines.
     The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; sixteen websites affiliated with these brands and also a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars, which produce live interactive webcasts; and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes our Custom Solutions group which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
     The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and the 1UP Network, a collection of online destinations for gaming enthusiasts. The Game Group discontinued publishing GMR Magazine and reduced the frequency of Xbox Nation during the fourth quarter of 2004.
     The following table presents information about the Company’s reportable segments for the periods then ended:

	Three Months
	Ended March 31,
	2006	2005
Revenue, net:
Consumer/Small Business Group	$13,568	$14,265
Enterprise Group	16,859	18,161
Game Group	9,851	10,255

Total	$40,278	$42,681

	Three Months
	Ended March 31,
	2006	2005
EBITDA:
Consumer/Small Business Group	$2,731	$1,739
Enterprise Group	276	2,216
Game Group	(264)	368

Total	$2,743	$4,323

     EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and EBITDA should not be considered in isolation or as a substitute for Net income/(loss), Income/(loss) from operations, Cash flows from operating activities or other cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. The Company believes EBITDA may be commonly used by certain investors and analysts to evaluate a company’s ability to service debt. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most directly comparable financial measure under GAAP to EBITDA is Income (loss) before taxes. Reconciliations between EBITDA and loss before income taxes are provided below.

	Three Months
	Ended March 31,
	2006	2005
Reconciliation of segment EBITDA to consolidated Loss before income taxes:
Total segment EBITDA	$2,743	$4,323
Depreciation and amortization	(6,163)	(5,235)
Losses from equity investment	(244)	—
Interest expense, net	(29,786)	(25,342)
Non-cash employee stock compensation (expense) income	2	—

Loss before income taxes	$(33,474)	$(26,254)

Note 8 — Earnings Per Share
Earnings per share have been omitted on the basis that there are no public shareholders
Note 9 — Guarantor Information
      Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans of advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that: (1) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries: (2) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media; and (3) Ziff Davis Holdings has unconditionally guaranteed the 12% Notes and the Compounding Notes.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the unaudited condensed consolidated financial statements and notes thereto included herein. Historical results and percentage relationships set forth in these unaudited condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of results for future operations.
Overview
     We are a leading integrated media company focused on the technology and videogame markets. We are an information services and marketing solutions provider of technology media including publications, websites, conferences, events, eSeminars(TM), eNewsletters, custom publishing, list rentals, research and market intelligence. Ziff Davis Holdings Inc. (“Ziff Davis Holdings” or, collectively with its subsidiaries, the “Company”) is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.
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
     Our Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine, a number of consumer-focused websites, led by pcmag.com and extremetech.com, and our consumer electronics convention, DigitalLife. During the fourth quarter of 2005 we closed down both Sync and ExtremeTech magazines.

     Our Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; sixteen websites affiliated with these brands and also a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars(™), which produce live interactive webcasts and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes our Custom Solutions Group which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.
     The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine) and the 1UP Network, a collection of online destinations for gaming enthusiasts. The Game Group discontinued publishing GMR Magazineand reduced the frequency of Xbox Nation during the fourth quarter of 2004.
Technology Sector and Economic Trends
     Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which sellers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among computer technology marketers including print publishers and providers of other technology information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry including pricing pressures and temporary surpluses of inventory.
      Our revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches. New properties generally require several years to achieve profitability, and upon achieving initial profitability often have lower operating margins than more established properties. Accordingly, our total revenue and profitability from year to year may be affected by the number and timing of new product launches. If we conclude that a new property or service will not achieve certain milestones with regard to revenue, profitability or cash flow within a reasonable period of time, management may discontinue such publication or service of merge it into another existing publication or service.
      In 2005 changes in the advertising market that began during the economic downturn in 2001 continued to have a significant negative impact on our business. These trends included a significant decline in print technology advertising spending and consolidation among our technology and videogame advertisers. In response to this decline, we have undertaken cost reduction and restructuring programs in 2004 and 2005.
Results of Operations — Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenue
     Our total revenue was $40.3 million for the three months ended March 31, 2006 compared to $42.7 million in the comparable prior period, a decrease of $2.4 million or 5.6%.
     Revenue for the Consumer/Small Business Group for the quarter ended March 31, 2006 was $13.6 million, reflecting a decrease of $0.7 million or 4.9% compared to the $14.3 million reported in the same period last year. Approximately $0.5 million of the decline was due to the closure of Sync and ExtremeTech magazines in the fourth quarter of 2005. The balance of the decline was due to lower print advertising revenue at PC Magazine, in part, because the January 1, 2005 rate base adjustment was not fully reflected in advertising rates until later in the first quarter of 2005. This decrease was mostly offset by 31.8% growth in the Group’s online revenues.
     Revenue for the Enterprise Group for the quarter ended March 31, 2006 was $16.8 million compared to $18.2 million in the same period last year, reflecting a $1.4 million or 7.8% decrease. This decrease was primarily caused by lower print advertising revenues, fewer custom events and a decline in list rental revenue compared to a year ago. This decrease was also partially offset by a 31.6% increase in the Group’s online revenues.

     Revenue for the Game Group for the quarter ended March 31, 2006 was $9.9 million, down $0.3 million or 2.9% compared to $10.2 million in the same period last year. This decrease was primarily due to the absence of revenue from the discontinuation of GMR magazine and the reduction in frequency of Xbox Nation magazine which collectively represented $0.4 million of the 2005 period’s revenues. Lower revenue for the Group’s three ongoing print magazines was more than offset by a over 500% increase in the Group’s online revenues principally due to the revenues contributed by the Group’s FileFront.com website, which was acquired in November of 2005.
Cost of production
     Cost of production was $11.7 million for the three months ended March 31, 2006 compared to $11.8 million for the comparable prior year period, a $0.1 million or 0.8% decrease.
     Cost of production for the Consumer/Small Business Group for the quarter ended March 31, 2006 was $3.0 million, down $0.1 million or 3.2% compared to $3.1 in the first quarter of 2005. The Group eliminated $0.3 million in production costs as a result of the closure of Sync and ExtremeTech magazines. Magazine production volumes for PC Magazine were approximately equal in the respective periods as the rate base reduction 1.1 million to 700,000 was effective in January 2005. The decrease was partially offset by an increase in website hosting fees to support the growth of the Group’s online initiatives in the first quarter of 2006.
     Cost of production for the Enterprise Group for the quarter ended March 31, 2006 was $3.6 million, up $0.2 million or 5.9% compared to $3.4 million in the first quarter of 2005. This increase reflected additional costs for website hosting fees to support the growth of the Group’s online business, partially offset by a lower number of print pages during the first quarter of 2006 as compared to a year ago.
     Cost of production for the Game Group for the quarter ended March 31, 2006 was $5.1 million, reflecting a decrease of $0.2 million or 3.8% from $5.3 million in the prior year period. The savings primarily related to the reduced number of magazine titles produced in the first quarter of 2006 as compared to a year ago. The Group did not publish Xbox Nation or any special issues during the first quarter of 2006. This decrease was partially offset by an increase in website hosting fees to support the growth of the Group’s online business, the 1UP Network, during the first quarter of 2006.
Selling, general and administrative expenses
     Our total selling, general and administrative expenses for the three months ended March 31, 2006 were $25.8 million compared to $26.6 million for the comparable prior year period, a $0.8 million or 3.0% decrease.
     Selling, general and administrative expenses for the Consumer/Small Business Group were $7.9 million for the quarter ended March 31, 2006, reflecting a decrease of $1.5 million or 16.0% from $9.4 million in the prior year period. $1.2 million of this savings resulted from the closure of Sync and ExtremeTech magazines. Lower editorial, circulation and sales costs at PC Magazine which were reduced by 25.4% quarter over quarter also contributed to the savings. These savings at PC Magazine were partially offset by the costs to support growth in the Group’s online business, principally by the launch costs of new initiatives such at DL.TV.
     Selling, general and administrative expenses for the Enterprise Group were $12.9 million for the quarter ended March 31, 2006, reflecting an increase of $0.3 million or 2.4% from $12.6 million in the prior year period. The increase was due to continued investment in the Group’s online business. This increase was partially offset by lower editorial and circulation costs as well as lower event execution costs attributable to fewer custom events for the first quarter of 2006 as compared to a year ago.
     Selling, general and administrative expenses for the Game Group were $5.0 million for the quarter ended March 31, 2006, reflecting an increase of $0.4 million or 8.7% from $4.6 million in the prior year period. The decrease was due to higher expenses in the Group’s online business that were only partially offset by lower sales and editorial costs within the ongoing print business.
Depreciation and amortization expense
     Depreciation and amortization expenses were $6.2 million and $5.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to the depreciation and amortization of the FileFront.com assets which were acquired in November of 2005 as well as depreciation on additional fixed assets that have been acquired in the preceding twelve months.

Interest expense, net
     Interest expense, net was $29.8 million for the three months ended March 31, 2006 compared to $25.3 million for the three months ended March 31, 2005. The increase in interest expense was primarily due to the higher interest rates on our Floating Rate Notes as compared to the interest rates on our former Senior Credit Facility. In April of 2005 we completed a refinancing whereby the Senior Credit Facility was paid off and we issued $205,000 million of Floating Rate Notes. The interest rate on our Floating Rate Notes is set at 3-month LIBOR plus 6.0%. This rate was 10.6% for the first quarter of 2006. The interest rates on borrowings pursuant to our Senior Credit Facility ranged from 7.07% to 7.57% for the first quarter of 2005. A portion of the increase in interest expense was also attributable to a higher carrying value on the Company’s Mandatorily Redeemable Preferred Stock. Interest expense for the quarter ended March 31, 2006 included the following non-cash items: (1) $22.7 million related to the accrued dividends on the mandatorily redeemable preferred stock, (2) $0.3 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $0.8 million of amortization of debt issuance costs and (4) $4.8 million of interest expense related to the Compounding Notes due in 2009, which was partially offset by a $4.3 million reduction in interest expense related to the reduction of the accrued interest-troubled debt restructuring for the quarter. Our weighted average debt outstanding was approximately $359.9 million and $310.1 million, and our weighted average interest rate was 12.3% and 10.1%, for the three months ended March 31, 2006 and 2005, respectively.
Income taxes
     Any tax benefit resulting from our loss before income taxes for the quarters ended March 31, 2006 and 2005 are offset in full by a 100% valuation allowance. The income tax provision of $26 and $68 for the respective periods represent state and local taxes.
Net loss
     Net loss of $33.5 million for the three months ended March 31, 2006 increased $7.2 million compared to net loss of $26.3 million for the three months ended March 31, 2005. The increased loss is primarily due to an increase in interest expense and an increase in the loss from operations.
Liquidity and Capital Resources
     Total cash at March 31, 2006 was $25.5 million. We have historically relied upon cash flow from operating activities, borrowings, and additional investments from our equity sponsors to finance our operations.
     Total indebtedness at March 31, 2006 was $362.3 million and consisted of $205.0 million of Floating Rate Notes, $145.0 million of Compounding Notes and $12.3 million of 12% Notes. Total debt does not include $922.3 million in aggregate redemption value of outstanding shares of mandatorily redeemable preferred stock of Ziff Davis Holdings.
     In April 2005, we completed a private placement transaction pursuant to which we issued $205.0 million of Floating Rate Notes at a variable interest rate of 3-month LIBOR plus 6.0% which matures in 2012. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay-off our Senior Credit Facilities, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $27.0 million was added to our existing cash balance and has been available for general corporate purposes.
     The Compounding Notes are due in 2009. Non-cash interest is compounded quarterly on these notes at 14%. Cash interest starts accruing on these notes in August 2006 at 12% with the first payment due in February 2007. The 12% Notes mature in 2010 and bear interest at 12% that is paid semi-annually.
     Based on the current interest rates, we anticipate approximately $11.9 million in cash interest payments for the remainder of 2006.
     Our 2002 Stock Option Plan gives each optionee the right to obtain cash payments in certain circumstances. This cash payment would equal the “Spread Value Per Share”, as defined that the optionee may have failed to receive in a “Dividend Event” or a “Redemption Event” as defined due to the option being wholly or partially unvested or unexerciable as of the date of such event. The 2002 Stock Option Plan only provides the optionee with the right to receive a cash payment to the extent that the company had made payments to holders of outstanding shares of stock, in an amount per share that exceeds the exercise plan of the options such class of stock.

Liquidity Position
     We believe that our cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs for the remainder of 2006. Due to the repayment of the Senior Credit Facility, none of the our outstanding indebtedness requires us to meet any financial covenants. The Floating Rate Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if we intend to take certain actions, such as incur additional debt or make a restricted payment, as defined.
     In terms of long-term liquidity, our ability to service our indebtedness will depend on our future performance which will be affected by prevailing economic conditions and financial business and other factors. We believe that our diversification into Internet, events and other non-print businesses will continue and that these businesses will grow profitably and will generate meaningful incremental free cash flow to assist us in servicing our long-term obligations. Our current intention is to repay our long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations; with the remainder coming from the refinancing of our obligations, including our redeemable preferred stock outstanding; or selling assets to obtain funds from such purposes. In terms of the redemption of its preferred securities, the we believe the primary holder of these securities, our equity sponsor, Willis Stein, will continue to support our future growth plans and we develop a plan to extend the maturities or refinance these preferred securities in the event that should become necessary. There is no assurance, however, that refinancing of indebtedness, including preferred securities, or asset dispositions could be achieved on a timely basis of on satisfactory terms, if at all, or would be permitted by the terms of our existing indebtedness.
     Significant assumptions and risks apply to this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. See “Business – Certain Risk Factors” in our Form 10-K for the year ended December 31, 2005.
Sources and Uses of Cash — Quarter Ended March 31, 2006 and 2005
     Details for the changes in cash and cash equivalents during the three months ended March 31, 2006 and 2005 are discussed below.
     Operating Activities. Cash used by operating activities was $7.3 million for the three months ended March 31, 2006 compared to $6.1 million for the three months ended March 31, 2005. This increase was primarily caused by an increase in the 2006 operating loss compared to 2005 as well as an increase in cash interest expense paid in 2006. During the three months ended March 31, 2006 and 2005 the Company generated cash from accounts receivable of $8.1 million and $7.0 million, respectively. During the three months ended March 31, 2006 and 2005 the Company used $13.7 million and $13.1 million, respectively to reduce accounts payable and accrued expenses.
     Investing Activities. Cash used by investing activities was $1.4 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. This increase primarily relates to an increase in capital expenditures, which primarily consist of the purchase of computer hardware and applications, were $1.3 million and $1.0 million for the respective quarters.
     Financing Activities. Cash used by financing activities was $0 and $4.3 million for the three months ended March 31, 2006 and 2005, respectively. The use of cash in 2005 related to the principal payments on the Senior Credit Facility. This facility was paid off in April 2005 through the issuance of $205.0 million of Floating Rate Notes. Our Floating Rate Notes mature in 2012.
Contractual Obligations and Commitments
      As of March 31, 2006, we had long-term debt and preferred stock obligations totaling $362.2 million and $922.3 million, respectively.
      The following table sets forth our contractual obligations at March 31, 2006, excluding future interest and dividends:

	Balance at March 31, 2006

		Less Than	One to	Three to	After
	Total	One Year	Three Years	Five Years	Five Years
(in thousands of dollars)
Long-term debt	$362,282	$—	$—	$157,282	$205,000
Preferred stock at redemption value	922,269	—	—	922,269	—
Non-cancelable operating lease obligations	90,287	10,004	19,564	16,510	44,749

	$1,375,378	$10,004	$19,564	$1,096,061	$249,749

      The caption Non-cancelable operating lease obligations in the above table includes our real estate operating lease obligations, net of existing subleases, at March 31, 2006. However, the lease obligation amounts are gross lease payments reflecting contractual lease escalations and have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of March 31, 2006, nor discounted to present value.
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

Off-Balance-Sheet Arrangements
     In connection with our commercial agreements, we often provide indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with certain of our directors and officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances. The indemnification provided by us to our officers and directors does not have a stipulated maximum, therefore, we are not able to develop a reasonable estimate of the maximum liabilities. To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.
     Lastly, certain legal proceedings described are potential contingencies, which could also affect our liquidity in future periods. See
Part II, Item 1 Legal Proceedings below.
Cyclicality
     Revenue from print advertising accounted for 44% of our total revenue for the three months ended March 31, 2006. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results with respect to prior periods.
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
Effect of Recently Issuer Accounting Standards
     At March 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully above. Prior to January 1, 2006, the Company accounted for the common stock option component of these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because the underlying securities are classified as debt the preferred stock option component of these plans the Company has historically utilized a fair value pricing model to calculate the value of the stock options when granted. The value of these preferred stock options have been remeasured at each reporting period and any changes in the value were recorded as compensation (income) expense in the period relative to the vested portion of the outstanding option. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123 (R)”), using the modified-prospective-transition method.
     Under that transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated. Stock-based employee compensation costs charged to operations during the three months ended March 31, 2006 amounted to $(2).
     Since the Company has accounted for the preferred stock option component of its 2002 Stock Option Plan using a fair value pricing model to calculate the value of the stock options when granted and since value of these preferred stock options have been remeasured at each reporting period, the adoption SFAS 123(R) on January 1, 2006 did not result in a change in accounting for compensation expense or a change to the Company’s results of operations for the three months ended March 31, 2006.
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
     The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumption: expected dividend yield 0.0%, risk free interest rate of 4.2% expected volatility of 20% and an expected life of 2.4 years. The weighted average fair value of options granted was $32.09.

For additional information about certain risks concerning our business, see our Annual Report on Form 10-K and specifically the headings “Certain Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our Floating Rate Notes have a variable interest rate based on 3-month LIBOR, while our Compounding Notes and 12% Notes having fixed rates. Therefore $157.3 million or 43% of our total debt is effectively set at a fixed rate of interest as of March 31, 2006. Accordingly a 1.00% fluctuation in market interest rates would cause a $2.0 million fluctuation in annual interest expense.
Inflation and Fluctuations in Paper Prices and Postage Costs
     We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. Paper costs increased approximately 11.7% for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases. Additionally in May of 2006 the U.S. Postal Service filed a rate case seeking to increase postal rates by approximately 11-12% for magazines. Any increase relating to this rate case likely would not become effective prior to mid 2007.
ITEM 4. CONTROLS AND PROCEDURES
     a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of March 31, 2006 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
     b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In May 2004, the we gave notice of our election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, we were informed that the Former Licensee had commenced litigation against us in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against us, and granted our request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, we were informed that the Former Licensee sued us in Greece for damages. A hearing on various claims lodged by each party is scheduled for June of 2006. We currently do not anticipate that this matter will have a material impact on our financial condition or results of operations. We cannot give any assurances as to the outcome of these matters, however.
     We are also subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit Index

10.1	Letter agreement dated as of February 24, 2006 between the Registrant and Bart W. Catalane.

31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification for Mark D. Moyer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Mark D. Moyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
     On January 17, 2006, the Registrant filed a Form 8-K related to: (1) the resignation of David Wittels as a director of the Registrant; (2) the appointment of Susan E. Alderton to its Board of Directors and as chair of its Audit Committee; and (3) the resignation of Bart W. Catalane as the Registrant’s President and Chief Operating Officer in connection with a restructuring of the Registrant’s operations pursuant to which the Registrant eliminated the position of Chief Operating Officer.
     On February 24, 2006, the Registrant filed a Form 8-K related to a separation agreement related to the resignation of Bart W. Catalane as President and Chief Operating Officer.
     On March 20, 2006, the Registrant filed a Form 8-K related to its issuance of a press release describing its financial results for the year ended December 31, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ZIFF DAVIS HOLDINGS INC.

By:	/s/ MARK D. MOYER

Mark D. Moyer
CHIEF FINANCIAL OFFICER
Date: May 15, 2006