Form 10-K/A
period 2005-12-31
ZIFF DAVIS HOLDINGS INC
filed 2006-05-31
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None

ZIFF DAVIS HOLDINGS INC.
Index to Form 10-K/A, Amendment No. 1 for the Year Ended December 31, 2005

Page

PART III
Item 11.	Executive Compensation
SIGNATURES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
Explanatory Note:
      This Form 10-K/A Amendment is being filed to correct certain information provided in Item 11 Executive Compensation and to disclose the execution of an agreement with an executive officer of the Registrant.

1

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
      The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2005, 2004 and 2003 by Ziff Davis Media’s Chief Executive Officer (“CEO”) and the four most highly compensated executive officers in 2005 other than the CEO who were serving as executive officers of the Company as of December 31, 2005:

						Long-Term
						Compensation
	Annual Compensation
						Securities
	Fiscal			Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation		Options (#)

	(in dollars)
Robert Callahan	2005	$1,000,000	$—	$102,205	(1)	—
Chairman and Chief Executive Officer	2004	1,000,000	—	102,205	(1)	1,216,566
	2003	1,000,000	1,000,000	102,205	(1)	—
Bart Catalane	2005	402,000	—	—		—
Former President and	2004	525,667	—	—		811,832
Chief Operating Officer(2)	2003	500,000	500,000	—		—
Jason Young	2005	350,000	403,750	—		—
President, Consumer/ Small	2004	262,500	438,321	—		603,937
Business Group	2003	250,000	378,156	—		—
Sloan Seymour	2005	311,250	225,000	—		—
President, Enterprise Group	2004	300,000	275,000	—		402,920
	2003	288,042	55,000	—		—
Scott McCarthy(3)	2005	337,500	175,000	—		—
President, Game Group	2004	62,800	—	—		302,034
	2003	—	—	—		—
Michael J. Miller	2005	378,325	50,000	—		—
Executive Vice President and Chief	2004	370,000	—	—		301,903
Content Officer	2003	370,000	150,000	—		—

(1)	Allowance of $100,000, without need for accounting, for reimbursement of expenses in addition to expenses eligible for reimbursement under our existing policies; plus payment of $2,205 premium for certain term life insurance.

(2)	Mr. Catalane resigned as our President and Chief Operating Officer effective February 28, 2006. Mr. Catalane continues to serve as a director of the Company.

(3)	Mr. McCarthy joined the Company on October 18, 2004.
Option/ SAR Grants in Last Fiscal Year.
      No options or Stock Appreciation Rights (“SARs”) were granted to any of our named executive officers during the year ended December 31, 2005:
Aggregated Option/SAR Exercises in Last Fiscal Year and FY — End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARs at		Options/SARs at
	Shares		December 31, 2005 (#)		December 31, 2005 ($)
	Acquired on	Value
Name	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert Callahan	—	—	—	1,216,566	—	—
Bart Catalane	—	—	—	811,832	—	—
Jason Young	—	—	—	603,937	—	—
Sloan Seymour	—	—	—	402,290	—	—
Scott McCarthy	—	—	—	302,034	—	—
Michael Miller	—	—	—	301,903	—	—

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
      Mr. Catalane. In connection with our decision to eliminate the position of Chief Operating Officer and the consequent resignation by Bart Catalane as President and Chief Operating Officer, we and Mr. Catalane on February 24, 2006 executed an agreement related to the termination of his employment (as noted above, he remains a member of our board of directors). Mr. Catalane’s separation agreement provides, among other items, that (i) through July 31, 2007, we shall continue to pay Mr. Catalane a monthly salary of $33,333 and shall provide certain insurance benefits, subject to Mr. Catalane’s satisfaction of certain obligations (including noncompetition and nonsolicitation obligations), and provided that our obligation to pay such insurance benefits would cease in the event Mr. Catalane becomes eligible to receive similar benefits from a subsequent employer; (ii) we shall provide certain outplacement services if Mr. Catalane elects to make use thereof; and (iii) Mr. Catalane released us and related parties from potential claims related to his employment by us or the termination thereof (the release did not affect Mr. Catalane’s rights to receive indemnification in certain circumstances or rights related to his option agreement with us or rights arising under certain other agreements he previously executed with the us or our affiliates).
      Mr. Young. Ziff Davis Media entered into an executive agreement with Mr. Young on May 26, 2006. This agreement provides, among other things, that he serves as the President of our Consumer/Small Business Group during a term expiring on March 31, 2008. Pursuant to this agreement, his base salary is at least $450,000 per year, subject to annual cost of living adjustments (his current salary is $450,000 per year), and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. Young’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Young delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Young will receive his annual base salary for twelve months after the termination date and a portion of the bonus paid to him during the preceding fiscal year related to specified lines of business (as defined), subject to compliance with certain non-compete and non-solicitation obligations.
      Mr. Seymour. Ziff Davis Media entered into an executive agreement with Mr. Seymour as of August 1, 2003. This agreement provides, among other things, that he serves as the Senior Vice President — Enterprise Group of Ziff Davis during a term expiring on July 31, 2008. In October 2004, Mr. Seymour was promoted to President of the Enterprise Group. Pursuant to this agreement, his base salary is at least $300,000 per year (his current salary is $315,000 per year), subject to annual cost of living adjustments and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. Seymour’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. Seymour delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. Seymour will receive his annual base salary for twelve months after the termination date and certain health benefits, subject to compliance with certain non-compete and non-solicitation obligations.

      Mr. McCarthy. Ziff Davis Media entered into an executive agreement with Mr. McCarthy as of October 15, 2004. This agreement provides, among other things, that he serves as the President of the Company’s Game Group during a term expiring on October 17, 2009. Pursuant to this agreement, his base salary is at least $300,000 per year (his current salary is $400,000 per year) and he is eligible to receive an annual bonus, payable if certain targeted annual operating goals are met. Mr. McCarthy’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or his resignation for good reason (as such terms are defined in the agreement) conditioned upon Mr. McCarthy delivering a general release in favor of Ziff Davis Holdings and its affiliates. The severance provisions provide Mr. McCarthy will receive his annual base salary for twelve months after the termination date and certain health benefits, subject to compliance with certain non-compete and non-solicitation obligations.
      Mr. Miller. In October 2004, Ziff Davis Media entered into an executive agreement with Mr. Miller. The agreement provides, among other things, that he will serve as Executive Vice President and Editorial Director of Ziff Davis Publishing Inc., and Editor-in-Chief of PC Magazine, during a term expiring on August 30, 2007. Pursuant to this agreement, has base salary is at least $370,000 per year (his current salary is $381,100 per year). Mr. Miller will be eligible to receive an annual bonus of not less than $50,000, payable at the Company’s discretion. Mr. Miller’s executive agreement provides for severance payments upon termination of his employment by the Company without cause or by him for good reason (as such terms are defined in the agreement) conditioned upon Mr. Miller delivering a general release in of Ziff Davis Holdings and its affiliates. The severance provisions provide that Mr. Miller will receive his annual base salary and possibly certain insurance premiums for twelve months after the termination date, subject to compliance with certain non-compete and non-solicitation obligations.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized on the 31st day of May 2006.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ Mark D. Moyer

Name: Mark D. Moyer
Title: Chief Financial Officer
      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
      None.