Form 10-Q
period 2006-06-30
ZIFF DAVIS HOLDINGS INC
filed 2006-08-11
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-99939

ZIFF DAVIS HOLDINGS INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	36-4355050
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of August 1, 2006, 2,311,049 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$16,154	$34,174
Accounts receivable, net	25,745	32,496
Inventories	326	437
Prepaid expenses and other current assets	5,941	5,632

Total current assets	48,166	72,739
Property and equipment, net	16,392	16,322
Intangible assets, net	187,592	196,380
Goodwill, net	39,828	39,828
Other assets, net	19,931	21,526

Total assets	$311,909	$346,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,727	$21,787
Accrued expenses and other current liabilities	29,419	34,211
Unexpired subscriptions and deferred revenue, net	19,221	18,177

Total current liabilities	59,367	74,175
Long-term debt	367,270	357,458
Accrued interest — troubled debt restructuring	51,477	60,278
Accrued expenses — long-term	10,653	12,058
Mandatorily redeemable preferred stock	946,028	899,533
Other non-current liabilities	10,192	9,905

Total liabilities	1,444,987	1,413,407

Commitments and contingencies
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,158,875)	(1,092,409)

Total stockholders’ deficit	(1,133,078)	(1,066,612)

Total liabilities and stockholders’ deficit	$311,909	$346,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue, net	$45,211	$45,347	$85,489	$88,028

Operating expenses:
Cost of production	12,097	12,711	23,817	24,492
Selling, general and administrative expenses	27,373	29,517	53,188	56,088
Depreciation and amortization of property and equipment	1,921	1,361	3,661	2,641
Amortization of intangible assets	4,422	3,955	8,845	7,910
Restructuring expense	1,186	—	1,186	—
Loss in equity investment	70	—	314	—

Total operating expenses	47,069	47,544	91,011	91,137

Loss from operations	(1,858)	(2,197)	(5,522)	(3,109)
Interest expense, net	(31,103)	(27,255)	(60,889)	(52,597)

Loss before income taxes	(32,961)	(29,452)	(66,411)	(55,706)
Income tax provision	29	56	55	124

Net loss	$(32,990)	$(29,508)	$(66,466)	$(55,830)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(66,466)	$(55,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued dividends on mandatorily redeemable preferred stock	46,494	40,764
Depreciation and amortization	12,506	10,551
Loss in equity investment	314	—
Provision for doubtful accounts	332	525
Non-cash rent expense	83	83
Non-cash interest	1,010	884
Amortization of debt issuance costs	1,592	1,728
Non-cash stock compensation expense	1	6
Changes in operating assets and liabilities:
Accounts receivable	6,419	8,089
Inventories	111	122
Accounts payable and accrued expenses and other current liabilities	(17,328)	(14,468)
Unexpired subscriptions and deferred revenue, net	1,044	(1,515)
Prepaid expenses, other current assets and other, net	(344)	(735)

Net cash used in operating activities	(14,232)	(9,796)

Cash flows from investing activities:
Acquisitions	(57)	(77)
Capital expenditures	(3,731)	(2,412)

Net cash used in investing activities	(3,788)	(2,489)

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	—	205,000
Repayment of borrowings under senior credit facility	—	(174,141)
Payment of debt issuance costs	—	(5,641)

Net cash provided by financing activities	—	25,218

Net increase (decrease) in cash and cash equivalents	(18,020)	12,933
Cash and cash equivalents at beginning of period	34,174	32,592

Cash and cash equivalents at end of period	$16,154	$45,525

Cash paid during the quarter for:
Interest	$11,464	$6,080
Income taxes	$55	$124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(Dollars in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Loss

Balance at December 31, 2005	2,311,049	$17,329	$8,468	$(1,092,409)	$(1,066,612)	$(118,075)

Net loss	—	—	—	(66,466)	(66,466)	$(66,466)

Balance at June 30, 2006	2,311,049	$17,329	$8,468	$(1,158,875)	$(1,133,078)	$(66,466)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at June 30, 2006 and the results of its consolidated operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005 and changes in stockholders’ deficit from December 31, 2005 to June 30, 2006 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any interim period. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company is an integrated media company serving the technology and videogame markets. The Company reaches over 28 million people a month through its portfolio of 32 websites, 7 award-winning magazines, and hundreds of consumer and b-to-b events, as well as business IT tools, custom publishing, and direct marketing services. The Company is headquartered in New York and also has offices and labs in San Francisco and Boston. The Company also exports its brands internationally in 40 countries and 20 languages.

Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets (“Ziff-Davis Publishing”, “ZDP” or “Predecessor”) from Ziff-Davis Inc. (“ZDI”), an unrelated company. The Company’s major operating subsidiaries are Ziff Davis Media, Inc., Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.

Operations

The Company manages its business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products.

The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, restructuring and non-recurring and certain non-cash charges including non-cash compensation (“EBITDA”). Any inter-segment revenues included in segment data are not material.

The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005, the Company closed down both Sync and ExtremeTech magazines.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 16 websites affiliated with these brands and a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars, which produce live interactive webcasts; and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes Custom Solutions, which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

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

As of June 30, 2006, the Company had long-term debt and redeemable preferred stock (which has been classified as debt) totaling $367,270 and $946,028 respectively, and a working capital deficit of approximately $11,200. The Company incurred a $5,522 loss from operations and a $66,466 net loss for the six months ended June 30, 2006.

In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Floating Rate Notes (the “Floating Rate Notes”) at a floating interest rate of 3-month London Interbank Offering Rate (“LIBOR”) plus 6.00% which mature in 2012. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay-off the Company’s former Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $25,200 was added to the Company’s existing cash balance and has been available for general corporate purposes.

The Company believes that its cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for the next twelve months. None of the Company’s outstanding indebtedness require it to meet any financial covenants. The Floating Rate Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if the Company intends to take certain actions, such as incur additional debt or make a restricted payment, as defined.

The Company will continually evaluate its business unit performance and is positioned to act quickly to implement the requisite steps, principally expense and capital reductions, in the event unexpected market or competitive changes give rise to a risk of decline in financial performance.

The Company’s ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors. The Company’s diversification into Internet, events and other non-print businesses will continue, and the Company believes that these businesses will grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder from the refinancing of such obligations, including its Redeemable Preferred Stock outstanding, or selling assets to obtain funds for such purposes (see Note 11). In terms of the redemption of its preferred securities, the Company believes the primary holder of these securities, its equity sponsor, Willis Stein, will continue to support its future growth plans and will develop a plan to extend the maturities or refinance these securities in the event that it should become necessary. There is no assurance, however, that refinancings of indebtedness, including preferred securities, or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

The financial statements of the Company as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 are prepared on a consolidated basis and include the accounts of the Ziff Davis Holdings Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Stock-based Compensation

2001 Stock Option Plan

In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”), which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings’ common stock to eligible employees, directors, officers, consultants and advisors (each a “participant”). Under the terms of the 2001 Stock Option Plan, options to purchase 87,667 shares of Ziff Davis Holdings’ common stock were reserved for issuance under this Plan. The option price per share of common stock was fixed at fair value at the date of grant by the Board of Directors and set forth in the option agreement entered into with each participant. Generally, options granted have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the six months ended June 30, 2006 and 2005, respectively.

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

In addition, in the event the Company pays a dividend on any one or more classes of capital stock subject to outstanding options granted pursuant to the 2002 Stock Option Plan, the exercise price with respect to such options to purchase shares of such classes of capital stock will be reduced by the applicable per share amount of such dividend (with any excess per share amount of the dividend paid to the optionee with respect to any shares of the option that are vested at the time of the dividend). Also, in the event the Company redeems or otherwise acquires any shares of the Company’s capital stock originally issued to Willis Stein, each optionee of outstanding options granted pursuant to the 2002 Stock Option Plan shall be paid the applicable per share spread value, as defined, with respect to (and the option shall terminate with respect to) the lesser of: (1) the number of shares of such class of stock that would have been issuable to such optionee had the option been fully vested and exercisable, multiplied by the percentage of shares of such class redeemed or otherwise acquired; and (2) the number of shares the optionee would be entitled to purchase if the vested portion of the option at the time of such event was exercisable. In the event that (a) a payment to the optionee pursuant to the preceding two sentences is less than the payment that would have been made had the option been fully vested at the time of the dividend or redemption (such amount the “Unvested Deficit”) and (b) within ninety days of such dividend or redemption, (1) a sale of the Company, as defined is

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consummated or (2) an agreement to sell the Company is executed and the sale pursuant to such agreement is consummated within 180 days, the optionee has rights to obtain additional payment up to the Unvested Deficit.

No stock options pursuant to the 2002 Stock Option Plan were granted during the six months ended June 30, 2006. As of June 30, 2006, the following options were vested: 9,448 of Series D Preferred Stock options, 11,346 of Series B Preferred Stock options, 37,602 of Series A Preferred Stock options and 5,747,861 of common stock options.

As of June 30, 2006, the following securities remained available for future issuance: 3,663 of the Series D Preferred Stock options; 4,952 of the Series B Preferred Stock options; 17,239 of the Series A Preferred Stock options; and 3,194,171 of the common stock options. No options were exercisable as of June 30, 2006.

The Company recognized compensation expense of $1 and $6 in the consolidated statement of operations during the six months ended June 30, 2006 and 2005, respectively. The fair value of the options was determined based on a Black Scholes option pricing model.

The options granted pursuant to the 2002 Stock Option Plan become exercisable if one of the following events occurs: the sale of the Company as defined or thirty days following an initial public offering of the Company’s common stock or the seventh anniversary of the date of the participant’s option agreement.

Adoption of SFAS 123R

At June 30, 2006, the Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for the common stock option component of these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because the underlying securities are classified as debt, the preferred stock option component of these plans the Company has historically utilized a fair value pricing model to calculate the value of the stock options when granted. The value of these preferred stock options had been remeasured at each reporting period and any changes in the value were recorded as compensation (income) expense in the period relative to the vested portion of the outstanding option. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123 (R)”), using the modified-prospective-transition method.

Under the transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the fair value as of the grant date estimated in accordance with original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the fair value as of the grant date estimated in accordance with the provisions of SFAS 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated. Stock-based employee compensation costs charged to operations during the three and six months ended June 30, 2006 amounted to $3 and $1, respectively.

Since the Company has accounted for the preferred stock option component of its 2002 Stock Option Plan using a fair value pricing model to calculate the value of the stock options when granted, and since the value of these preferred stock options has been remeasured at each reporting period, the adoption of SFAS 123(R) on January 1, 2006 did not result in a change in accounting for compensation expense.

The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0%, risk-free interest rate of 4.2%, expected volatility of 20% and an expected life of 2.4 years. The weighted-average fair value of all options granted through June 30, 2006 was $32.09 per option.

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

Recoverability of goodwill and intangible assets is assessed both on an annual basis or on an interim basis if events or circumstances change that would likely reduce the fair value of related assets below their carrying values. During the six months ended June 30, 2006 and 2005, the Company did not record any impairment charges.

As of June 30, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of June 30, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$184,179	$(81,058)	$103,121	$184,179	$(74,087)	$110,092
Trademarks/trade names	25,057	(6,199)	18,858	25,057	(5,501)	19,556
Subscriber lists and other	18,653	(13,823)	4,830	18,595	(12,646)	5,949

Total amortized intangible assets	227,889	(101,080)	126,809	227,831	(92,234)	135,597

Unamortized intangible assets:
Trademarks/trade names	60,783	—	60,783	67,686	(6,903)	60,783
Goodwill	39,828	—	39,828	47,095	(7,267)	39,828

Total unamortized intangible assets	100,611	—	100,611	114,781	(14,170)	100,611

Total intangible assets	$328,500	$(101,080)	$227,420	$342,612	$(106,404)	$236,208

Amortization expense associated with intangible assets during the quarter and six months ended June 30, 2006 was $4,422 and $8,845, respectively. Amortization expense is estimated to be $4,423 for each quarter of 2006 and approximately $15,914 for each year beginning in 2007 through 2011.

NOTE 3 — ACCRUED RESTRUCTURING CHARGES

During the second quarter of 2006, the Company instituted a restructuring program that reduced the size of the Company’s workforce. This restructuring program will reduce operating costs by eliminating several central service operating functions. The Company recorded a charge of $1,186 during the three months ended June 30, 2006 for the cost of this restructuring program.

During 2005, 2004, 2002 and 2001, the Company implemented comprehensive cost reduction and restructuring programs, which included closing or selling unprofitable operations, consolidating facilities and reducing the Company’s workforce in order to decrease operating costs. The Company incurred $2,967, $5,491, $48,950 and $37,412 of restructuring charges, net in its Condensed Consolidated Statements of Operations for the years ended December 31, 2005, 2004, 2002 and 2001, respectively.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2006, there was $15,913 of accrued restructuring charges included on the Balance Sheet in accrued expenses and other current liabilities and accrued expenses — long term. During the three and six months ended June 30, 2006, the Company paid $2,228 and $3,953, respectively, primarily related to severance and real estate leases for vacant space. The Company anticipates making further payments in 2006 of approximately $2,958, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.

The following table summarizes the activity with respect to the accrued restructuring charge balances for the six months ended June 30, 2006:

	As of				As of
	December 31,			Interest Accretion on	June 30,
	2005	Expenses	Payments	Real Estate Leases	2006

Employee severance costs	$2,907	$1,186	$(1,631)	$—	$2,462
Facilities consolidation and other costs	15,142	—	(2,322)	631	13,451

Total	$18,049	$1,186	$(3,953)	$631	$15,913

The $631 adjustment to the accrual was due primarily to interest accretion on abandoned or vacated leases, which were initially recorded at present value.

NOTE 4 — DEBT

General

As of June 30, 2006, total indebtedness was $367,270 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $149,990 of compounding notes due 2009 (the “Compounding Notes”). Based on current interest rates, the Company anticipates $12.3 million in cash interest payments for the remainder of 2006.

As of December 31, 2005, total indebtedness was $357,458 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $140,178 of Compounding Notes due 2009.

Floating Rate Notes

In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Floating Rate Notes at a variable interest rate of 3-month LIBOR plus 6.00% which mature in 2012 (“Floating Rate Notes”). Subject to certain exceptions and permitted liens the Floating Rate Notes are, subject to certain exceptions and permitted liens, secured by a first priority security interest in substantially all of the Company’s existing and future assets. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay off the Company’s former Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $25,200 was added to the Company’s existing cash balance and has been available for general corporate purposes. As a result of paying off the Senior Credit Facility, the Company was required to fund its outstanding letters of credit of $2,431. As of June 30, 2006 the Company had $1,658 in restricted cash to collateralize these letters of credit. This restricted cash is a component of Other assets, net in the accompanying balance sheets.

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compounding Notes

The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest may be paid, at the Company’s option, either in cash or by compounding such interest on the Compounding Notes. During the three and six months ended June 30, 2006 and 2005, the Company compounded interest in the amount of $4,988, $9,812, $4,357 and $8,571, respectively.

The Compounding Notes were issued in connection with a financial restructuring pursuant to which a substantial majority of the holders of the 12% Notes exchanged their 12% Notes for a combination of cash, Compounding Notes, preferred stock and warrants to purchase common stock. The Compounding Notes have been accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 15 and, accordingly, a liability representing a reduction in the interest obligation for the Compounding Notes was recorded at the date of issuance. This liability represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. The June 30, 2006 balance of $51,476 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — troubled debt restructuring and is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. During the three and six months ended June 30, 2006 and 2005, the Company amortized $4,474, $8,802, $3,908 and $7,688, respectively, as a reduction of interest expense. All existing and future domestic subsidiaries currently guarantee or will guarantee the Compounding Notes.

The Compounding Notes are due in 2009. Non-cash interest is compounded quarterly on these notes at 14%. Cash interest starts accruing on the Compounding Notes in August 2006 at 12% with the first payment due in February 2007. The 12% Notes are due in 2010 and bear interest at 12% that is paid in cash semi-annually.

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

NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK

The following table details activity in the Redeemable Preferred Stock account for the three months ended June 30, 2006:

	Redeemable Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2005	$528,285	$160,416	$5,173	$165,789	$39,871	$899,534
Accrued dividends payable	17,165	8,747	—	18,581	2,001	46,494

Balance at June 30, 2006	$545,450	$169,163	$5,173	$184,370	$41,872	$946,028

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted the Company’s request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee had sued it in Greece for damages. A hearing on various claims lodged by each party is scheduled for October 2006. The Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations. The Company cannot give any assurances as to the outcome of these matters, however.

The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, it does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

Off-Balance-Sheet Arrangements

The Company enters into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of the 2006 fiscal year. As of June 30, 2006, the Company cannot provide a reasonable estimate of the likelihood of payment and amount the Company would be required to pay to fulfill its commitments. Once determined, any amounts related to earn-out payments will be recorded as additional purchase price.

NOTE 7 —	SEGMENT INFORMATION

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

The Company manages its business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products.

The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005, the Company closed down both Sync and ExtremeTech magazines.

The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 16 websites affiliated with these brands and a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars, which produce live interactive webcasts; and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes, Custom Solutions, which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The Game Group is focused on the videogame market and is principally comprised of three magazine publications Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine and the 1UP Network, a collection of online destinations for gaming enthusiasts.

The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, restructuring and non-recurring, and certain non-cash charges including non-cash compensation (“EBITDA”). Any inter-segment revenues included in segment data are not material.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s reportable segments for the periods then ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue, net:
Consumer/Small Business Group	$14,421	$16,636	$27,988	$30,903
Enterprise Group	22,135	19,713	38,895	37,875
Game Group	8,655	8,998	18,606	19,250

Total	$45,211	$45,347	$85,489	$88,028

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

EBITDA:
Consumer/Small Business Group	$3,350	$2,421	$6,139	$4,170
Enterprise Group	3,886	1,885	4,096	4,108
Game Group	(1,492)	(1,181)	(1,750)	(830)

Total	$5,744	$3,125	$8,485	$7,448

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Reconciliation of segment EBITDA to consolidated Loss before income taxes:
Total segment EBITDA	$5,744	$3,125	$8,485	$7,448
Depreciation and amortization	(6,343)	(5,316)	(12,506)	(10,551)
Losses in equity investment	(70)	—	(314)	—
Restructuring expense	(1,186)	—	(1,186)	—
Interest expense, net	(31,103)	(27,255)	(60,889)	(52,597)
Non-cash employee stock compensation expense	(3)	(6)	(1)	(6)

Loss before income taxes	$(32,961)	$(29,452)	$(66,411)	$(55,706)

Note 8 — EARNINGS PER SHARE

Earnings per share have been omitted on the basis that there are no public shareholders.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — GUARANTOR INFORMATION

Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that: (1) Ziff Davis Holdings does not conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries; (2) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media; and (3) Ziff Davis Holdings has unconditionally guaranteed the 12% Notes and the Compounding Notes.

Note 10 — 2006 LONG TERM MANAGEMENT INCENTIVE PLAN

On June 15, 2006, the Board of Directors of the Company and the Compensation Committee of the Board approved (a) the adoption of the Company’s 2006 Long-Term Management Incentive Plan (the “2006 Plan”) and the execution of grant agreements pursuant to the Plan, and (b) the execution of an amendment (the “Amendment”) to the Company’s amended and restated executive agreement with the Company’s Chief Executive Officer (the “Executive Agreement”). Pursuant to the 2006 Plan, bonus pools shall be created in the event of the sale of one or more divisions of the Company, in an amount per division equal to one percent of the consideration received by the Company for such division with an additional amount possible based on the results of such sale. Subject to certain conditions set forth in the 2006 Plan, a participant shall be paid a percentage, specified in the grant agreement (as may be adjusted pursuant to the terms of the 2006 Plan), of the bonus pool applicable to any division with respect to which the participant is granted a participation interest; provided, however, that any participation interest shall be forfeited if the participant’s employment with the Company is terminated for any reason, other than by the Company without cause or due to the death of the participant, prior to the sale of a division with respect to which the participant has a participation interest.

Pursuant to the Amendment, the Company’s Chief Executive Officer shall be paid a bonus of $5 million, subject to certain conditions, upon consummation of the sale of the Company, as defined in the Executive Agreement, provided that his employment with the Company was not, prior to the earlier of such sale date or December 31, 2007, terminated by the Company for cause or by him for good reason, as defined in the Executive Agreement.

Note 11 —	FINANCIAL ADVISORY AGREEMENTS

The Company has retained two financial advisors to assist it in exploring strategic alternatives to maximize investor value, including the possible sale of some or all of the Company’s assets. There can be no assurances that this process will result in any specific transactions.

Note 12 — NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the unaudited condensed consolidated financial statements and notes thereto included herein. Historical results and percentage relationships set forth in these unaudited condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of results for future operations.

Overview

The Company is an integrated media company serving the technology and videogame markets. The Company reaches over 28 million people a month through its portfolio of 32 websites, 7 award-winning magazines, and hundreds of consumer and b-to-b events, as well as business IT tools, custom publishing, and direct marketing services. The Company is headquartered in New York and also has offices and labs in San Francisco and Boston. The Company also exports its brands internationally in 40 countries and 20 languages.

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

The Company manages its business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products.

The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005, the Company closed down both Sync and ExtremeTech magazines.

The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 16 websites affiliated with these brands and a number of vertical platform and community sites for readers; over forty weekly eNewsletters; eSeminars, which produce live interactive webcasts; and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes, Custom Solutions, which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The Game Group is focused on the videogame market and is principally comprised of three magazine publications Electronic Gaming Monthly, Computer Gaming World and Official U.S. PlayStation Magazine and the 1UP Network, a collection of online destinations for gaming enthusiasts

Technology Sector and Economic Trends

The Company’s revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which sellers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among computer technology marketers including print publishers and providers of other technology information services. Accordingly, the Company may experience fluctuations in revenue and profitability from period to period. Many of the Company’s large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry including pricing pressures and temporary surpluses of inventory.

The Company’s revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches. New properties generally require several years to achieve profitability, and upon achieving initial profitability often have lower operating margins than more established properties. Accordingly, the Company’s total revenue and profitability from year to year may be affected by the number and timing of new product launches. If the Company concludes that a new property or service will not achieve certain milestones with regard to revenue, profitability or cash flow within a reasonable period of time, management may discontinue such publication or service of merge it into another existing publication or service.

Results of Operations — Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue

Total revenue was $45.2 million for the three months ended June 30, 2006 compared to $45.3 million in the comparable prior period, a decrease of $0.1 million. Excluding the effect of closed publications, Sync and ExtremeTech magazines, which generated $2.2 million in revenue for the quarter ended June 30, 2005, revenue increased $2.1 million or 4.9% compared to $43.1 million reported in the prior year’s quarter.

Revenue for the Consumer/Small Business Group for the quarter ended June 30, 2006 was $14.4 million, reflecting a decrease of $2.2 million or 13.2% compared to the $16.6 million reported in the same period last year. The decline was due to the closure of Sync and ExtremeTech magazines. A decline in print advertising revenue at PC Magazine, offset by a 37% increase in the Group’s online revenue.

Revenue for the Enterprise Group for the quarter ended June 30, 2006 was $22.1 million compared to $19.7 million in the same period last year, reflecting a $2.4 million or 12.2% increase. This increase was primarily due to the 46% growth in the Group’s online business and to the growth of the custom and contract publishing business, which almost doubled versus a year ago, partially offset by lower custom events revenue that was caused by a reduced number of custom events in the quarter versus prior the year.

Revenue for the Game Group for the quarter ended June 30, 2006 was $8.7 million, down $0.3 million or 3.3% compared to $9.0 million in the same period last year. The decrease was primarily due to lower print advertising revenue for the Group’s three magazines and the absence of any specials issues in the quarter, partially offset by a four-fold increase in the Group’s online revenue. The growth in the Group’s online revenue was principally due the growth of 1Up.com and to the revenues contributed by the Group’s FileFront.com website, which was acquired in November 2005.

Cost of production

Cost of production was $12.1 million for the three months ended June 30, 2006 compared to $12.7 million for the comparable prior year period, a $0.6 million or 4.7% decrease.

Cost of production for the Consumer/Small Business Group for the quarter ended June 30, 2006 was $3.1 million, down $0.9 million or 22.5% compared to $4.0 in the second quarter of 2005. The Group eliminated $0.9 million in production costs as a result of the closure of Sync and ExtremeTech magazines. This decrease was partially offset by an increase in website hosting fees to support the Group’s online revenue growth in the second quarter of 2006.

Cost of production for the Enterprise Group for the quarter ended June 30, 2006 was $4.1 million, up $0.7 million or 20.6% compared to $3.4 million in the second quarter of 2005. This increase reflected the growth of the Group’s contract and custom publishing business in the second quarter of 2006.

Cost of production for the Game Group for the quarter ended June 30, 2006 was $4.9 million, reflecting a decrease of $0.4 million or 7.5% from $5.3 million in the prior year period. The savings were primarily related to lower print advertising pages in the second quarter of 2006, partially offset by an increase in website hosting fees to support the growth of the Group’s online business.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended June 30, 2006 were $27.4 million compared to $29.5 million for the comparable prior year period, a $2.1 million or 7.1% decrease.

Selling, general and administrative expenses for the Consumer/Small Business Group were $7.9 million for the quarter ended June 30, 2006, reflecting a decrease of $2.3 million or 22.5% from $10.2 million in the prior year period. Approximately $1.6 million of this savings resulted from the closure of Sync and ExtremeTech magazines. Lower editorial, circulation and marketing costs at PC Magazine, which were reduced by 21.0% quarter over quarter, also contributed to the savings. These savings at PC Magazine were partially offset by the costs to support growth in the Group’s online business, principally the launch costs of new initiatives, such as DL.TV.

Selling, general and administrative expenses for the Enterprise Group were $14.2 million for the quarter ended June 30, 2006, reflecting a decrease of $0.2 million or 1.4% from $14.4 million in the prior year period. This decrease was primarily due to lower editorial and event execution costs attributable to fewer custom events as compared to a year ago. This decrease was partially offset by higher content development costs for the Group’s online and contract publishing business.

Selling, general and administrative expenses for the Game Group were $5.3 million for the quarter ended June 30, 2006, reflecting an increase of $0.4 million or 8.2% from $4.9 million in the prior year period. This increase was primarily due to higher development costs in the Group’s online business. This increase was partially offset by lower editorial, circulation and sales costs in the Group’s print business.

Restructuring expense

During the second quarter of 2006, the Company instituted a restructuring program that reduced the size of the Company’s workforce. This restructuring program will reduce operating costs by eliminating several central service operating functions. The Company recorded a charge of $1.2 million during the three months ended June 30, 2006 for the cost of this restructuring program. The Company anticipates that these restructuring actions will save approximately $2.0 million on an annualized basis.

Depreciation and amortization expense

Depreciation and amortization expense were $6.3 million and $5.3 million for the three months ended June 30, 2006 and 2005, respectively. The increase is primarily attributable to the depreciation and amortization of the FileFront.com assets which were acquired in November 2005, as well as depreciation on additional fixed assets that had been acquired in the preceding twelve months.

Interest expense, net

Interest expense, net was $31.1 million for the three months ended June 30, 2006 compared to $27.2 million for the three months ended June 30, 2005. The increase in interest expense was primarily due to the higher interest rates on the Floating Rate Notes during the second quarter of 2006 as compared to the second quarter of 2005. The interest rate on our Floating Rate Notes is set at 3-month LIBOR plus 6.0%. This rate was 10.7% for the second quarter of 2006. A portion of the increase in interest expense was also attributable to a higher carrying value on the Company’s Mandatorily Redeemable Preferred Stock. Interest expense for the quarter ended June 30, 2006 included the following non-cash items: (1) $23.8 million related to the accrued dividends on the mandatorily Redeemable Preferred Stock, (2) $0.3 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $0.8 million of amortization of debt issuance costs and (4) $5.0 million of interest expense related to the Compounding Notes due in 2009, which was partially offset by a $4.5 million reduction in interest expense related to the reduction of the accrued interest troubled debt restructuring for the quarter. The weighted average debt outstanding was approximately $364.8 million and $346.8 million, and The weighted average interest rate was 12.1% and 11.1%, for the three months ended June 30, 2006 and 2005, respectively.

Income taxes

Any tax benefit resulting from our loss before income taxes for the quarters ended June 30, 2006 and 2005 is offset in full by a 100% valuation allowance. The income tax provision of $29,000 and $56,000 for the respective periods represent state and local taxes.

Net loss

Net loss of $33.0 million for the three months ended June 31, 2006 increased $3.5 million compared to net loss of $29.5 million for the three months ended June 30, 2005. The increased loss is primarily due to an increase in interest, and depreciation and amortization expense partially offset by a lower loss from operations.

Results of Operations — Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

Total revenue was $85.5 million for the six months ended June 30, 2006 compared to $88.0 million in the comparable prior period, a decrease of $2.5 million or 2.8%. Excluding the effect of closed publications, Sync and ExtremeTech magazines, which generated $2.7 million in revenue for the six months ended June 30, 2005, revenue increased $0.2 million or less than one percent compared to $85.3 million reported in the prior year.

Revenue for the Consumer/Small Business Group for the six months ended June 30, 2006 was $28.0 million, reflecting a decrease of $2.9 million or 9.3% compared to the $30.9 million reported in the same period last year. The decline was due to the closure of Sync and ExtremeTech magazines and a decline in print advertising revenue at PC Magazine offset by a 34% increase in the Group’s online revenue.

Revenue for the Enterprise Group for the six months ended June 30, 2006 was $38.9 million compared to $37.9 million in the same period last year, reflecting a $1.0 million or 2.6% increase. This increase was primarily due to the 39% growth in the Group’s online business and to the growth of the custom and contract publishing business versus year ago. This increase was partially offset by lower custom events revenue and list rental revenue versus prior year.

Revenue for the Game Group for the six months ended June 30, 2006 was $18.6 million, down $0.6 million or 3.1% compared to $19.2 million in the same period last year. The decrease was primarily due to lower print advertising revenue for the Group’s three magazines and the reduced number of specials during the second quarter. This decrease was partially offset by a five fold increase in the Group’s online revenue. The growth in the Group’s online revenue was principally due to the growth of 1Up.com and to revenue contributed by the Group’s FileFront.com website, which was acquired in November of 2005.

Cost of production

Cost of production was $23.8 million for the six months ended June 30, 2006 compared to $24.5 million for the comparable prior year period, a $0.7 million or 2.9% decrease.

Cost of production for the Consumer/Small Business Group for the six months ended June 30, 2006 was $6.0 million, down $1.1 million or 15.5% compared to $7.1 in the six months ended June 30, 2005. The Group eliminated $1.1 million in production costs as a result of the closure of Sync and ExtremeTech magazines. This decrease was partially offset by an increase in website hosting fees to support the Group’s online revenue growth during the six months ended June 30, 2006.

Cost of production for the Enterprise Group for the six months ended June 30, 2006 was $7.7 million, up $1.0 million or 14.9% compared to $6.7 million in the six months ended June 30, 2005. This increase was primarily caused by the growth of the Group’s contract and custom publishing business during the six months ended June 30, 2006.

Cost of production for the Game Group during the six months ended June 30, 2006 was $10.0 million, reflecting a decrease of $0.7 million or 6.5% from $10.7 million in the prior year period. The savings were primarily related to lower print advertising pages in the six months ended June 30, 2006. This decrease was partially offset by an increase in website hosting fees to support the growth of the Group’s online business.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the six months ended June 30, 2006 were $53.2 million compared to $56.1 million for the comparable prior year period, a $2.9 million or 5.2% decrease.

Selling, general and administrative expenses for the Consumer/Small Business Group were $15.8 million for the six months ended June 30, 2006, reflecting a decrease of $3.9 million or 19.8% from $19.7 million in the prior year period. $3.1 million of this savings resulted from the closure of Sync and ExtremeTech magazines. Lower editorial, circulation, sales and marketing costs at PC Magazine also contributed to the savings. These savings at PC Magazine were partially offset by costs to support growth in the Group’s online business.

Selling, general and administrative expenses for the Enterprise Group were $27.1 million for the six months ended June 30, 2006. Reductions in editorial, circulation and event execution costs were offset by increases in costs to support the growth of the Group’s contract publishing and online businesses.

Selling, general and administrative expenses for the Game Group were $10.3 million for the six months ended June 30, 2006, reflecting an increase of $1.0 million or 10.8% from $9.3 million in the prior year period. This increase was primarily due to higher development costs in the Group’s online business, partially offset by lower editorial, circulation and sales costs in the Group’s print business.

Restructuring expense

During the second quarter of 2006, the Company instituted a restructuring program that reduced the size of the Company’s workforce. This restructuring program will reduce operating costs by eliminating several central service operating functions. The Company recorded a charge of $1.2 million during the six months ended June 30, 2006 for the cost of this restructuring program. The Company anticipates that these restructuring actions will save approximately $2.0 million on an annualized basis.

Depreciation and amortization expense

Depreciation and amortization expenses were $12.5 million and $10.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily attributable to the depreciation and amortization of the FileFront.com assets which were acquired in November 2005, as well as depreciation on additional fixed assets that had been acquired in the preceding twelve months.

Interest expense, net

Interest expense, net was $60.9 million for the six months ended June 30, 2006 compared to $52.6 million for the six months ended June 30, 2005. The increase in interest expense was primarily due to the higher interest rates on the Floating Rate Notes as compared to the interest rates on the former Senior Credit Facility. In April 2005 a refinancing was completed whereby the Senior Credit Facility was paid off and the Company issued $205,000 million of Floating Rate Notes. The interest rate on our Floating Rate Notes is set at 3-month LIBOR plus 6.0%. This rate ranged from 10.2% to 10.7% for six months ended June 30, 2006. Prior to the refinancing in April 2005, the interest rates on borrowings pursuant to its Senior Credit Facility ranged from 7.07% to 7.57%. A portion of the increase in interest expense was also attributable to a higher carrying value on the Company’s Mandatorily Redeemable Preferred Stock. Interest expense for the six months ended June 30, 2006 included the following non-cash items: (1) $46.5 million related to the accrued dividends on the Mandatorily Redeemable Preferred Stock, (2) $0.6 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $1.6 million of amortization of debt issuance costs, and (4) $9.8 million of interest expense related to the Compounding Notes due in 2009, which was partially offset by a $8.8 million reduction in interest expense related to the reduction of the accrued interest troubled debt restructuring for the quarter. The weighted average debt outstanding was approximately $362.3 million and $328.6 million, and our weighted average interest rate was 12.1% and 10.6%, for the six months ended June 30, 2006 and 2005, respectively.

Income taxes

Any tax benefits resulting from the loss before income taxes for the six months ended June 30, 2006 and 2005 is offset in full by a 100% valuation allowance. The income tax provision of $55,000 and $124,000 for the respective periods represent state and local taxes.

Net loss

Net loss of $66.5 million for the six months ended June 30, 2006 increased $10.7 million compared to net loss of $55.8 million for the six months ended June 30, 2005. The increased loss is primarily due to an increase in interest expense, and an increase in the loss from operations.

Liquidity and Capital Resources

Total cash at June 30, 2006 was $16.2 million. The Company has historically relied upon cash flow from operating activities, borrowings, and additional investments from its equity sponsors to finance our operations.

Total indebtedness at June 30, 2006 was $367.3 million and consisted of $205.0 million of Floating Rate Notes, $150.0 million of Compounding Notes and $12.3 million of 12% Notes. Total debt does not include $946.0 million in aggregate redemption value of outstanding shares of Mandatorily Redeemable Preferred Stock of Ziff Davis Holdings.

In April 2005, the Company completed a private placement transaction pursuant to which it issued $205.0 million of Floating Rate Notes at a variable interest rate of 3-month LIBOR plus 6.0% which matures in 2012. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay-off the Senior Credit Facilities, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $25.2 million was added to the Company’s existing cash balance and has been available for general corporate purposes.

The Compounding Notes are due in 2009. Non-cash interest is compounded quarterly on these notes at 14%. Cash interest starts accruing on these notes in August 2006 at 12% with the first payment due in February 2007. The 12% Notes mature in 2010 and bear interest at 12% that is paid semi-annually.

Based on current interest rates, we anticipate approximately $12.3 million in cash interest payments for the remaining six months of 2006.

Our 2002 Stock Option Plan gives each optionee the right to obtain cash payments in certain circumstances. This cash payment would equal the “Spread Value Per Share”, as defined, that the optionee may have failed to receive in a “Dividend Event” or a “Redemption Event,” as defined, due to the option being wholly or partially unvested or unexercisable as of the date of such event. The 2002 Stock Option Plan only provides the optionee with the right to receive a cash payment to the extent that the Company had made payments to holders of outstanding shares of stock in an amount per share that exceeds the exercise price of the options of such class of stock.

Liquidity Position

The Company believes that its cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs for the next twelve months. None of the outstanding indebtedness requires it to meet any financial covenants. The Floating Rate Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if the Company intends to take certain actions, such as incur additional debt or make a restricted payment, as defined.

In terms of long-term liquidity, the Company’s ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial business and other factors. The Company’s diversification into Internet, events and other non-print businesses will continue and the Company believes that these businesses will grow profitably and will generate meaningful incremental free cash flow to assist it servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder coming from the refinancing of its obligations, including our redeemable preferred stock outstanding; or selling assets to obtain funds from such purposes.

The Company has retained two financial advisors to assist it in exploring strategic alternatives to maximize investor value, including the possible sale of some or all of the Company’s assets. There can be no assurances that this process will result in any specific transactions.

In terms of the redemption of its preferred securities, the Company believes the primary holder of these securities, its equity sponsor, Willis Stein, will continue to support its future growth plans as we develop a plan to extend the maturities or refinance these preferred securities in the event that should become necessary. There is no assurance, however, that refinancing of indebtedness, including preferred securities or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing indebtedness.

Significant assumptions and risks apply to this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. See “Business — Certain Risk Factors” in our Form 10-K for the year ended December 31, 2005.

Sources and Uses of Cash — Six Months Ended June 30, 2006 and 2005

Details for the changes in cash and cash equivalents during the six months ended June 30, 2006 and 2005 are discussed below.

Operating Activities.  Cash used by operating activities was $14.2 million for the six months ended June 30, 2006 compared to $9.8 million for the six months ended June 30, 2005. This increase was primarily caused by higher cash interest expense and additional cash used in working capital during the six months ended June 30, 2006. During the six months ended June 30, 2006 and 2005 the Company generated cash from accounts receivable of $6.4 million and $8.0 million, respectively. During the six months ended June 30, 2006 and 2005 the Company used $17.3 million and $14.5 million, respectively to reduce accounts payable and accrued expenses.

Investing Activities.  Cash used by investing activities was $3.8 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively. This increase primarily relates to higher capital expenditures, which principally consist of the purchase of computer hardware and applications principally for our internet businesses. These amounts were $3.7 million and $2.4 million for the respective periods.

Financing Activities.  Cash provided by financing activities was $0 and $25.2 million for the six months ended June 30, 2006 and 2005, respectively. The source of cash for the six months ended June 30, 2005 represents the net proceeds from the Senior Secured Notes offering in April 2005.

Contractual Obligations and Commitments

As of June 30, 2006, the Company had long-term debt and preferred stock obligations totaling $367.2 million and $946.0 million, respectively.

The following table sets forth our contractual obligations at June 30, 2006, excluding future interest and dividends:

	Balance at June 30, 2006
		Less Than	One to	Three to	After
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$367,270	$—	$—	$162,270	$205,000
Preferred stock at redemption value	946,028	—	—	946,028	—
Non-cancelable operating lease obligations	93,331	10,014	19,845	17,341	46,131

	$1,406,629	$10,014	$19,845	$1,125,639	$251,131

The caption Non-cancelable operating lease obligations in the above table includes our real estate operating lease obligations, net of existing subleases, at June 30, 2006. However, the lease obligation amounts are gross lease payments reflecting contractual lease escalations and have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of June 30, 2006, nor discounted to present value.

Pursuant to purchase agreements related to the Company’s acquisitions in 2004 and 2005, the Company may be required to pay additional contingent purchase consideration. This additional contingent consideration is based on revenues and certain other performance measures to be earned or achieved in 2006. Any payments for this contingent consideration would be payable in 2007. No accrual for the aforementioned contingent consideration has been made as of June 30, 2006 because any potential amount would be measured at December 31, 2006. If the contingent consideration was measured based on 2005 revenues the Company would be required to pay approximately $1.4 million.

Off-Balance-Sheet Arrangements

In connection with its commercial agreements, the Company often provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements and out of intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with certain of its directors and officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances. The indemnification provided by us to our officers and directors does not have a stipulated maximum; therefore, we are not able to develop a reasonable estimate of the maximum liabilities. To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

Lastly, certain legal proceedings described are potential contingencies, which could also affect our liquidity in future periods. See Part II, Item 1 Legal Proceedings below.

Cyclicality

Revenue from print advertising, as defined the Company’s core magazines, and contract and custom publishing, accounted for 60.3% of its total revenue for the six months ended June 30, 2006. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on its business, financial condition or operating results.

Seasonality

Historically, the Company’s business has been seasonal because it has earned a significant portion of its annual revenue in the fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Other factors affecting the seasonality of the Company’s business are customer budgetary spending patterns, new product introductions and general economic trends. The Company’s quarterly results may also be affected by variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with new product launches or growth initiatives, changes in its mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, the Company’s operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We also cannot assure that its fourth quarter revenue will be higher than revenue for its other quarters.

Effect of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

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

Any or all of the Company’s forward-looking statements in this Form 10-Q and in any other public statements it makes may turn out to be materially wrong. They can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties.

Many factors mentioned in this Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Forward-looking statements herein speak only as of the date of filing of this Form 10-Q. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC.

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

For additional information about certain risks concerning our business, see the Company’s Annual Report on Form 10-K and specifically the headings “Certain Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s Floating Rate Notes have a variable interest rate based on 3-month LIBOR, while its Compounding Notes and 12% Notes having fixed rates. Therefore $205.0 million or 56% of its total debt, excluding preferred stock, is set at a variable rate of interest as of June 30, 2006. Accordingly a 1.00% fluctuation in market interest rates would cause a $2.0 million fluctuation in annual interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

The Company continually assesses the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of its costs of production. Paper costs increased approximately 11.1% for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. In addition, during 2001 the Company outsourced the majority of its paper buying to its printers. As a result, the Company holds significantly lower levels of inventory and has generally been able to purchase paper at or below market prices at the time of use.

However, there can be no assurance that these trends will continue or that the Company can recover future paper price increases. Additionally in May 2006, the U.S. Postal Service filed a rate case seeking to increase postal rates by approximately 11-12% for magazines. Any increase relating to this rate case likely would not become effective prior to mid-2007.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of June 30, 2006 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

b) Changes in internal controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine.  In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted its request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee sued it in Greece for damages. A hearing on various claims lodged by each party is scheduled for October 2006. The Company currently does not anticipate that this matter will have a material impact on our financial condition or results of operations. The cannot give any assurances as to the outcome of these matters, however.

The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 6.	EXHIBITS

(a) Exhibit Index

31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification for Mark D. Moyer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification for Mark D. Moyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amendment No. 1 dated as of June 15, 2006 to Amended and Restated Executive Agreement between Registrant and Mr. Robert Callahan*
10.2	Executive Agreement between Registrant and Mr. Jason Young, dated as of May 26, 2006*
10.3	Registrant; Long-Term Management Incentive Plan
10.4	Form of Grant Agreement under Registrant; 2006 Long-Term Incentive Plan*

*	Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ MARK D. MOYER
Mark D. Moyer
CHIEF FINANCIAL OFFICER

Date: August 11, 2006