Form 10-Q
period 2006-09-30
ZIFF DAVIS HOLDINGS INC
filed 2006-11-14
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 6, 2006, 2,311,049 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES
Index to Form 10-Q for the Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	Unaudited	Audited
	(Dollars in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,757	$34,174
Accounts receivable, net	24,912	32,496
Inventories	311	437
Prepaid expenses and other current assets	7,242	5,632

Total current assets	43,222	72,739
Property and equipment, net	15,946	16,322
Intangible assets, net	179,105	196,380
Goodwill, net	39,828	39,828
Other assets, net	19,311	21,526

Total assets	$297,412	$346,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,620	$21,787
Accrued expenses and other current liabilities	27,788	34,211
Unexpired subscriptions and deferred revenue, net	20,297	18,177

Total current liabilities	60,705	74,175
Long-term debt	369,764	357,458
Accrued interest — compounding notes	47,187	60,278
Accrued expenses — long-term	9,018	12,058
Mandatorily redeemable preferred stock	970,870	899,533
Other non-current liabilities	10,436	9,905

Total liabilities	1,467,980	1,413,407

Commitments and contingencies
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,196,365)	(1,092,409)

Total stockholders’ deficit	(1,170,568)	(1,066,612)

Total liabilities and stockholders’ deficit	$297,412	$346,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Revenue, net	$38,823	$41,826	$124,312	$129,853

Operating expenses:
Cost of production	10,580	11,450	34,397	35,941
Selling, general and administrative expenses	23,895	28,099	77,083	84,193
Depreciation and amortization of property and equipment	1,949	1,600	5,610	4,241
Amortization of intangible assets	4,422	4,166	13,267	12,076
Restructuring expense	(1,344)	—	(158)	—
Impairment charge	4,064	—	4,064	—
Transaction related costs	174	—	174	—
Loss in equity investment	—	—	314	—

Total operating expenses	43,740	45,315	134,751	136,451

Loss from operations	(4,917)	(3,489)	(10,439)	(6,598)
Interest expense, net	(32,553)	(28,871)	(93,442)	(81,468)

Loss before income taxes	(37,470)	(32,360)	(103,881)	(88,066)
Income tax provision	20	44	75	168

Net loss	$(37,490)	$(32,404)	$(103,956)	$(88,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(103,956)	$(88,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued dividends on mandatorily redeemable preferred stock	71,337	62,508
Depreciation and amortization	18,877	16,317
Loss in equity investment	314	—
Provision for doubtful accounts	276	572
Non-cash rent expense	145	124
Non-cash interest expense on compounding notes, net	(785)	1,348
Amortization of debt issuance costs	2,388	2,519
Non-cash restructuring expense	(1,344)	—
Non-cash impairment charge	4,064	—
Non-cash stock compensation expense	7	(819)
Changes in operating assets and liabilities:
Accounts receivable	7,309	8,873
Inventories	127	(226)
Prepaid expenses, other current assets and other, net	(1,646)	(2,575)
Accounts payable and accrued expenses and other current liabilities	(17,360)	(13,862)
Unexpired subscriptions and deferred revenue, net	2,120	1,361

Net cash used in operating activities	(18,127)	(12,094)

Cash flows from investing activities:
Acquisitions	(57)	—
Capital expenditures	(5,233)	(4,238)

Net cash used in investing activities	(5,290)	(4,238)

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	—	205,000
Repayment of borrowings under senior credit facility	—	(174,141)
Payment of debt issuance costs	—	(6,244)
Letters of credit	—	(2,431)

Net cash provided by financing activities	—	22,184

Net increase (decrease) in cash and cash equivalents	(23,417)	5,852
Cash and cash equivalents at beginning of period	34,174	32,592

Cash and cash equivalents at end of period	$10,757	$38,444

Cash paid during the period for:
Interest	$17,914	$16,742
Income taxes	$75	$168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Loss
	(Dollars in thousands)

Balance at December 31, 2005	2,311,049	$17,329	$8,468	$(1,092,409)	$(1,066,612)	$(118,075)

Net loss	—	—	—	(103,956)	(103,956)	$(103,956)

Balance at September 30, 2006	2,311,049	$17,329	$8,468	(1,196,365)	$(1,170,568)	$(103,956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at September 30, 2006 and the results of its consolidated operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005 and changes in stockholders’ deficit from December 31, 2005 to September 30, 2006 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any interim period. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, and certain non-recurring and non-cash charges. Non-recurring and non-cash charges include the write-down of intangible assets, restructuring charges (cash and non-cash), gains and losses on the sale of non-core assets, gains and losses from equity investments, certain transaction related costs and non cash compensation charges. There are no inter-segment revenues.

The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics entertainment convention, DigitalLife. During the fourth quarter of 2005, the Company closed down both Sync and ExtremeTech magazines.

The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 16 websites affiliated with these brands and a number of vertical platform and community sites for readers; over 40 weekly eNewsletters; eSeminarsTM, which produce live interactive webcasts; and the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products. The Enterprise Group also includes Custom Solutions, which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and Contract Publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Games for Windows: The Official Guide (formerly known as Computer Gaming World) and Official U.S. PlayStation Magazine) and the 1UP Network, a collection of online destinations for gaming enthusiasts. Starting with the December 2006 issue Computer Gaming World was re-branded and its name was changed to Games for Windows: The Official Guide.

Liquidity

The Company’s financial statements have been presented on the basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2006, the Company had long-term debt and redeemable preferred stock (which has been classified as debt) totaling $369,764 and $970,870 respectively, cash of $10,757 and a working capital deficit of approximately $17,483. The Company incurred a $10,439 loss from operations and a $103,956 net loss for the nine months ended September 30, 2006. Commencing August 2006 the Company’s Compounding Notes due 2009 (the “Compounding Notes”) accrue 12% interest on a cash basis with the first cash interest payment due in February 2007.

The Company believes that its cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs through the middle of 2007. None of the Company’s outstanding indebtedness require it to meet any financial covenants. The indenture related to the Company’s floating rate notes due 2012 (the “Floating Rate Notes”) issued in April 2005 contains only incurrence-based covenants that require certain financial criteria be met if the Company intends to take certain actions, such as incur additional debt or make a restricted payment, as defined.

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

The Company’s ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors. The Company believes that its transformation from solely print into Internet, events and other non-print businesses will continue. It is expected that these businesses will continue to grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder from the refinancing of such obligations, including its Redeemable Preferred Stock, or the sale of assets. With respect to the redemption of its preferred securities, the Company believes the primary holder of these securities, its equity sponsor, Willis Stein, will continue to support its future growth plans and will develop a plan to extend the maturities or refinance these securities in the event that it should become necessary. There is no assurance, however, that refinancings of indebtedness, including preferred securities, or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness; as a result these uncertainties raise doubt about the Company’s ability to continue as a going concern, that is to realize its assets and satisfy its liabilities in the normal course of business.

Principles of Consolidation

The financial statements of the Company as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 are prepared on a consolidated basis and include the accounts of the Ziff Davis Holdings Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Stock-based Compensation

2001 Stock Option Plan

In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”), which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings’ common stock to eligible employees, directors, officers, consultants and advisors (each a “participant”). Under the terms of the 2001 Stock Option Plan, options to purchase 87,667 shares of Ziff Davis Holdings’ common stock were reserved for issuance under this Plan. The option price per share of common stock was fixed at fair value at the date of grant by the Board of Directors and set forth in the option agreement entered into with each participant. Generally, options granted have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the nine months ended September 30, 2006 and 2005, respectively.

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

In addition, in the event the Company pays dividends on any one or more classes of capital stock subject to outstanding options granted pursuant to the 2002 Stock Option Plan, the exercise price with respect to such options to purchase shares of such classes of capital stock will be reduced by the applicable per share amount of such dividend (with any excess per share amount of the dividend paid to the optionee with respect to any shares of the option that are vested at the time of the dividend). Also, in the event the Company redeems or otherwise acquires any shares of the Company’s capital stock originally issued to Willis Stein, each optionee of outstanding options granted pursuant to the 2002 Stock Option Plan shall be paid the applicable per share spread value, as defined, with respect to (and the option shall terminate with respect to) the lesser of: (1) the number of shares of such class of stock that would have been issuable to such optionee had the option been fully vested and exercisable, multiplied by the percentage of shares of such class redeemed or otherwise acquired; and (2) the number of shares the optionee would be entitled to purchase if the vested portion of the option at the time of such event was exercisable. In the event that (a) a payment to the optionee pursuant to the preceding two sentences is less than the payment that would have been made had the option been fully vested at the time of the dividend or redemption (such amount the “Unvested Deficit”) and (b) within ninety days of such dividend or redemption, (1) a sale of the Company, as defined is consummated or (2) an agreement to sell the Company is executed and the sale pursuant to such agreement is consummated within 180 days, the optionee has rights to obtain additional payment up to the Unvested Deficit.

No stock options pursuant to the 2002 Stock Option Plan were granted during the nine months ended September 30, 2006. As of September 30, 2006, the following options were vested: 9,618 of Series D Preferred Stock options, 11,525 of Series B Preferred Stock options, 38,162 of Series A Preferred Stock options and 5,483,903 of common stock options.

As of September 30, 2006, the following securities remained available for future issuance: 3,678 of the Series D Preferred Stock options; 4,970 of the Series B Preferred Stock options; 17,300 of the Series A Preferred Stock options; and 3,204,171 of the common stock options. No options were exercisable as of September 30, 2006.

The Company recognized compensation expense of $7 and $(819) in the consolidated statement of operations during the nine months ended September 30, 2006 and 2005, respectively. The fair value of the options was determined based on a Black Scholes option pricing model.

The options granted pursuant to the 2002 Stock Option Plan become exercisable if one of the following events occurs: (i) the sale of the Company as defined; (ii) thirty days following an initial public offering of the Company’s common stock: (iii) the seventh anniversary of the date of the participant’s option agreement.

Adoption of SFAS 123R

At September 30, 2006, the Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for the common stock option component of these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because the underlying securities are classified as debt, the preferred stock option component of these plans the Company has historically utilized a fair value pricing model to calculate the value of the stock options when granted. The value of these preferred stock options had been remeasured at each reporting period and any changes in the value were recorded as compensation (income) expense in the period relative to the vested portion of the outstanding option. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method.

Under the transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the fair value as of the grant date estimated in accordance with original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the fair value as of the grant date estimated in accordance with the provisions of SFAS 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated. Stock-based employee compensation costs charged to operations during the three and nine months ended September 30, 2006 amounted to $6 and $7, respectively.

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

The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0%, risk-free interest rate of 4.2%, expected volatility of 20% and an expected life of 2.4 years. The weighted-average fair value of all options granted through September 30, 2006 was $32.09 per option.

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

Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”) the Company reviews its long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company reviewed certain assets for impairment during the third quarter of 2006 in light of the requirements of SFAS No. 144 that state that assets should be reviewed for impairment if they have sustained a current period operating loss, have had a history of operating losses and are projected to incur operating losses in the future (See Note 10).

As of September 30, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of September 30, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortized intangible assets:
Advertising lists	$184,179	$(84,547)	$99,634	$184,179	$(74,087)	$110,092
Trademarks/trade names	18,557	(4,112)	14,445	25,057	(5,501)	19,556
Subscriber lists and other	18,653	(14,410)	4,243	18,595	(12,646)	5,949

Total amortized intangible assets	221,389	(103,067)	118,322	227,831	(92,234)	135,597

Unamortized intangible assets:
Trademarks/trade names	60,783	—	60,783	60,783	—	60,783
Goodwill	39,828	—	39,828	39,828	—	39,828

Total unamortized intangible assets	100,611	—	100,611	100,611	—	100,611

Total intangible assets	$322,000	$(103,067)	$218,933	$328,442	$(92,234)	$236,208

Amortization expense associated with intangible assets during the quarter and nine months ended September 30, 2006 was $4,422 and $13,267, respectively. Amortization expense is estimated to be $4,642 for each quarter of 2006 and approximately $15,590 for each year beginning in 2007 through 2011.

NOTE 3 — ACCRUED RESTRUCTURING CHARGES

During the third quarter of 2006 the Company vacated and sublet a portion of its New York City office. The Company also agreed in principal to enter into a lease termination agreement related to vacant space in Massachusetts (which has since been executed). The present value of these future lease payments had been accrued in the Company’s 2002 restructuring charge. These two actions resulted in a $1,467 reduction of the Company’s restructuring liabilities at September 30, 2006. This reduction in the Company’s restructuring liabilities represents the present value of the savings associated with the two agreements. These actions will also reduce the Company’s cash commitments by approximately $679 in 2007 and $4,703 through 2019.

Also, during the three months ended September 30, 2006 the Company eliminated seven positions which resulted in a restructuring charge of approximately $123.

During the second quarter of 2006, the Company instituted a restructuring program that reduced the size of the Company’s workforce. This restructuring program will reduce future operating costs by eliminating several central service operating functions. The Company recorded a charge of $1,186 during the three months ended June 30, 2006 for the cost of this restructuring program.

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

As of September 30, 2006, there was $13,333 of accrued restructuring charges included on the accompanying balance sheet in accrued expenses and other current liabilities and accrued expenses — long term. During the three and nine months ended September 30, 2006, the Company paid $1,555 and $5,508, respectively, primarily related to severance and real estate leases for vacated space. The Company anticipates making further payments in 2006 of approximately $1,000, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.

The following table summarizes the activity with respect to the accrued restructuring charge balances for the nine months ended September 30, 2006:

	As of				As of
	December 31,			Interest Accretion on	September 30,
	2005	Expenses	Payments	Real Estate Leases	2006

Employee severance costs	$2,907	$1,309	$(2,385)	$—	$1,953
Facilities consolidation and other costs	15,142	(1,467)	(3,123)	950	11,380

Total	$18,049	$(158)	$(5,508)	$950	$13,333

The $950 adjustment to the accrual was due primarily to interest accretion on abandoned or vacated leases, which were initially recorded at present value.

NOTE 4 — DEBT

General

As of September 30, 2006, total indebtedness was $369,764 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 (the “12% Notes”) and $152,484 of Compounding Notes due 2009. Based on current interest rates, the Company anticipates $5.9 million in cash interest payments for the remainder of 2006.

As of December 31, 2005, total indebtedness was $357,458 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $140,178 of Compounding Notes due 2009.

Floating Rate Notes

In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Floating Rate Notes at a variable interest rate of 3-month LIBOR plus 6.00% which mature in 2012. Subject to certain exceptions and permitted liens the Floating Rate Notes are secured by a first priority security interest in substantially all of the Company’s existing and future assets. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay off the Company’s former Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $25,200 was added to the Company’s existing cash balance and has been available for general corporate purposes. As a result of paying off the Senior Credit Facility, the Company was required to fund its outstanding letters of credit of $2,431. As of September 30, 2006 the Company had $1,658 in restricted cash to collateralize these letters of credit. This restricted cash is a component of other assets, net in the accompanying balance sheets.

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

Compounding Notes

The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest was paid, at the Company’s option, by compounding such interest on the Compounding Notes. During the three and nine months ended September 30, 2006 and 2005, the Company compounded interest in the amount of $2,494, $12,307, $4,509 and $13,080, respectively.

Commencing August 2006, the Compounding Notes accrue 12% interest on a cash basis with the first cash interest payment due in February 2007. As of September 30, 2006, the Company has recorded accrued interest of $2,287 related to this payment.

The Compounding Notes were issued in connection with a financial restructuring pursuant to which a substantial majority of the holders of the 12% Notes exchanged their 12% Notes for a combination of cash, Compounding Notes, preferred stock and warrants to purchase common stock. The Compounding Notes have been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15 and, accordingly, a liability representing a reduction in the interest obligation for the Compounding Notes was recorded at the date of issuance. This liability is not a claim against the Company’s assets, but rather it represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. This liability is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. The September 30, 2006 balance of $47,187 is included within long-term liabilities in the accompanying balance sheets as accrued interest — Compounding Notes. During the three and nine months ended September 30, 2006 and 2005, the Company amortized $4,290, $13,091, $4,044 and $11,732, respectively, as a reduction of interest expense. All existing and future domestic subsidiaries currently guarantee or will guarantee the Compounding Notes.

The Compounding Notes are due in 2009. Non-cash interest was compounded quarterly on these notes at 14% through August 2006. Commencing August 2006 cash interest accrues at 12% with the first payment due in February 2007. The 12% Notes mature in 2010 and bear interest at 12% that is paid semi-annually.

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

NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK

The following table details activity in the Redeemable Preferred Stock account for the nine months ended September 30, 2006:

	Redeemable Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2005	$528,284	$160,416	$5,173	$165,789	$39,871	$899,533
Accrued dividends payable	26,102	13,373	—	28,804	3,058	71,337

Balance at September 30, 2006	$554,386	$173,789	$5,173	$194,593	$42,929	$970,870

The Company, effective January 1, 2004, has recorded the accrued dividends on the Redeemable Preferred Stock as interest expense and classified the Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet pursuant to SFAS 150.

NOTE 6 — CONTINGENCIES

Legal Proceedings

In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted the Company’s request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee had sued it in Greece for damages. A hearing on various claims lodged by each party is scheduled for January 2007. While the Company cannot give any assurances as to the outcome of these matters the Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations.

The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, it does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

Off-Balance-Sheet Arrangements

The Company enters into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of the 2006 fiscal year. As of September 30, 2006, the Company cannot provide a reasonable estimate of the likelihood of payment or the amount the Company would be required to pay to fulfill its commitments. Once determined, any amounts related to earn-out payments will be recorded as additional purchase price.

NOTE 7— SEGMENT INFORMATION

Segment information is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

The Company manages its business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products.

The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics entertainment convention, DigitalLife. During the fourth quarter of 2005, the Company closed down both Sync and ExtremeTech magazines.

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

The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Games For Windows: The Official Guide (formerly known as Computer Gaming World) and Official U.S. PlayStation Magazine) and the 1UP Network, a collection of online destinations for gaming enthusiasts. Starting with the December 2006 issue Computer Gaming World was re-branded and its name was changed to Games for Windows: The Official Guide.

The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, and certain non-recurring and non-cash charges. Non-recurring and non-cash charges include the write-down of intangible assets, restructuring charges (cash and non-cash), gains and losses on the sale of non-core assets, gains and losses from equity investments, certain transaction related costs and non cash compensation charges. There are no inter-segment revenues.

The following table presents information about the Company’s reportable segments for the periods then ended:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenue, net:
Consumer/Small Business Group	$12,259	$15,738	$40,247	$46,642
Enterprise Group	17,604	16,986	56,499	54,860
Game Group	8,960	9,102	27,566	28,351

Total	$38,823	$41,826	$124,312	$129,853

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

EBITDA:
Consumer/Small Business Group	$2,418	$2,111	$8,557	$6,295
Enterprise Group	2,462	183	6,558	4,277
Game Group	(526)	(842)	(2,276)	(1,672)

Total	$4,354	$1,452	$12,839	$8,900

EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and EBITDA should not be considered in isolation or as a substitute for net income/(loss), income/(loss) from operations, cash flows from operating activities or other cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. The Company believes EBITDA may be commonly used by certain investors and analysts to evaluate a company’s ability to service debt. However, the Company’s method of computation may not be comparable to similarly titled measures of other companies. The most directly comparable financial measure under GAAP to EBITDA is income/(loss) before taxes. Reconciliations between EBITDA and loss before income taxes are provided below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Reconciliation of segment EBITDA to consolidated Loss before income taxes:
Total segment EBITDA	$4,354	$1,452	$12,839	$8,900
Depreciation and amortization	(6,317)	(5,766)	(18,877)	(16,317)
Losses in equity investment	—	—	(314)	—
Restructuring expense	(1,344)	—	158)	—
Interest expense, net	(32,553)	(28,871)	(93,442)	(81,468)
Transaction related fees	(174)	—	(174)	—
Impairment charge	(4064)	—	(4,064)	—
Non-cash employee stock compensation expense	(6)	825	(7)	819

Loss before income taxes	$(37,470)	$(32,360)	$(103,881)	$(88,066)

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

NOTE 10 — DISCONTINUATION OF OFFICIAL U.S. PLAYSTATION MAGAZINE

On November 14, 2006 the Company announced that it will discontinue publishing Official U.S. Playstation Magazine effective with the January 2007 issue.

In connection with the discontinuation of the magazine, the Company determined that the unamortized historical value of its intangible assets associated with this magazine will not be recoverable. As a result the Company recorded an impairment charge of $4,064 in the quarter ended September 30, 2006. Also in conjunction with the discontinuation of the magazine, the Company reduced liabilities by approximately $650 during the quarter ended September 30, 2006.

NOTE 11 — 2006 LONG TERM MANAGEMENT INCENTIVE PLAN

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

NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not”

that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company does not expect the adoption of SAB 108 to have a material effect on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

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

Overview

The Company is an integrated media company serving the technology and videogame markets. The Company reaches over 28 million people a month through its portfolio of 32 websites, 7 award-winning magazines, and hundreds of consumer and b-to-b events, as well as business IT tools, custom publishing, and direct marketing services. The Company is headquartered in New York and also has offices and labs in San Francisco and Boston. The Company also exports its brands internationally in 45 countries and 17 languages.

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

The Consumer/Small Business Group (formerly known as the Consumer Tech Group) is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics entertainment convention, DigitalLife. During the fourth quarter of 2005, the Company closed down both Sync and ExtremeTech magazines.

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

The Game Group is focused on the videogame market and is principally comprised of three magazine publications (Electronic Gaming Monthly, Games For Windows: The Official Guide (formerly known as Computer Gaming World) and Official U.S. PlayStation Magazine) and the 1UP Network, a collection of online destinations for gaming enthusiasts. Starting with the December 2006 issue, Computer Gaming World was re-branded and its name was changed to Games for Windows: The Official Guide.

Technology Sector and Economic Trends

The Company’s revenue and profitability are influenced by a number of external factors, including the volume of new technology and videogame product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which sellers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among computer technology and videogame marketers including print publishers and providers of other information services. Accordingly, the Company may experience fluctuations in revenue and profitability from period to period. Many of the Company’s large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry including pricing pressures and temporary surpluses of inventory.

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

Results of Operations — Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue

Total revenue was $38.8 million for the three months ended September 30, 2006 compared to $41.8 million in the comparable prior period, a decrease of $3.0 million. Excluding the effect of closed publications, Sync and ExtremeTech magazines, which generated $1.6 million in revenue for the quarter ended September 30, 2005, revenue decreased $1.4 million or 3.5% compared to $40.2 million reported in the prior year’s quarter.

Revenue for the Consumer/Small Business Group for the quarter ended September 30, 2006 was $12.2 million, reflecting a decrease of $3.5 million or 22.2% compared to the $15.7 million reported in the same period last year. The decline was due to the closure of Sync and ExtremeTech magazines and a decline in print advertising revenue at PC Magazine, offset by a 18% increase in the Group’s online revenue.

Revenue for the Enterprise Group for the quarter ended September 30, 2006 was $17.6 million compared to $17.0 million in the same period last year, reflecting a $0.6 million or 3.5% increase. This increase was primarily due to the 32% growth in the Group’s online business and the growth of the contract publishing business, which grew 49% versus a year ago, partially offset by lower revenue for print advertising and list rental.

Revenue for the Game Group for the quarter ended September 30, 2006 was $9.0 million, down $0.1 million or 1.0% compared to $9.1 million in the same period last year. The decrease was primarily due to lower print advertising and circulation revenue for the Group’s three magazines, partially offset by a nearly four-fold increase in the Group’s online revenue and the reduction of certain liabilities of $0.6 million in connection with the discontinuation of Official U.S. PlayStation Magazine. The growth in the Group’s online revenue was principally due the growth of 1UP.com and to the revenues contributed by the Group’s FileFront.com website, which was acquired in November 2005.

Cost of production

Cost of production was $10.6 million for the three months ended September 30, 2006 compared to $11.5 million for the comparable prior year period, a $0.9 million or 7.8% decrease.

Cost of production for the Consumer/Small Business Group for the quarter ended September 30, 2006 was $2.5 million, down $0.9 million or 26% compared to $3.4 in the third quarter of 2005. The Group eliminated $0.7 million in production costs as a result of the closure of Sync and ExtremeTech magazines. This decrease was partially offset by an increase in website hosting fees to support the Group’s online revenue growth in the third quarter of 2006.

Cost of production for the Enterprise Group for the quarter ended September 30, 2006 was $3.4 million, up $0.3 million or 10% compared to $3.1 million in the third quarter of 2005. This increase reflected the growth of the Group’s contract publishing business in the third quarter of 2006.

Cost of production for the Game Group for the quarter ended September 30, 2006 was $4.7 million, reflecting a decrease of $0.2 million or 4% from $4.9 million in the prior year period. The savings were primarily related to lower print advertising pages in the third quarter of 2006, partially offset by an increase in website hosting fees to support the growth of the Group’s online business.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended September 30, 2006 were $23.9 million compared to $28.1 million for the comparable prior year period, a $4.2 million or 14.9% decrease.

Selling, general and administrative expenses for the Consumer/Small Business Group were $7.3 million for the quarter ended September 30, 2006, reflecting a decrease of $2.6 million or 26% from $9.9 million in the prior year period. Approximately $1.8 million of this decrease resulted from the closure of Sync and ExtremeTech magazines. Costs at PC Magazine declined by over 27%, but were partially offset by higher costs in the Group’s online business due in part to additional costs in content, technology and marketing to support its growth.

Selling, general and administrative expenses for the Enterprise Group were $11.7 million for the quarter ended September 30, 2006, reflecting a decrease of $1.7 million or 13% from $13.4 million in the prior year period. This decrease was primarily due to lower costs for event execution, editorial and the Group’s online business.

Selling, general and administrative expenses for the Game Group were $4.8 million for the quarter ended September 30, 2006, flat versus the quarter ended September 30, 2005. Cost reductions in the print business were partially offset by increased costs to support the growth of the Group’s online business.

Restructuring expense

During the third quarter of 2006 the Company vacated and sublet a portion of its New York City office. The Company also agreed in principal to enter into a lease termination agreement related to vacant space in Massachusetts (which subsequently has been executed). These two actions resulted in a $1,467 reduction of the Company’s restructuring liabilities at September 30, 2006. This reduction in the Company’s restructuring liabilities represents the present value of the savings associated with the two agreements. These actions will also reduce the Company’s cash commitments by approximately $679 in 2007 and $4,703 through 2019.

Also, during the three months ended September 30, 2006 the Company eliminated seven positions which resulted in a restructuring charge of approximately $123.

Impairment Charge

During the three months ended September 30, 2006 the Company determined that the unamortized historical value of intangible assets associated with Official U.S. PlayStation Magazine will not be recoverable. As a result, the Company recorded an impairment charge of approximately $4.1 million in the quarter ended September 30, 2006. (See Note 10).

Depreciation and amortization expense

Depreciation and amortization expense were $6.3 million and $5.8 million for the three months ended September 30, 2006 and 2005, respectively. The increase is primarily attributable to the depreciation and amortization of the FileFront.com assets which were acquired in November 2005, as well as depreciation on additional fixed assets that had been acquired in the preceding twelve months.

Interest expense, net

Interest expense, net was $32.5 million for the three months ended September 30, 2006 compared to $28.9 million for the three months ended September 30, 2005. The increase in interest expense was primarily due to the higher interest rates on the Floating Rate Notes during the third quarter of 2006 as compared to the third quarter of 2005. The interest rate on our Floating Rate Notes is set at 3-month LIBOR plus 6.0%. This rate was 11.1% for the third quarter of 2006. A portion of the increase in interest expense was also attributable to a higher carrying value on the Company’s Mandatorily Redeemable Preferred Stock. Interest expense for the quarter ended September 30, 2006 included the following non-cash items: (1) $24.8 million related to the accrued dividends on the

Mandatorily Redeemable Preferred Stock, (2) $0.3 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $0.8 million of amortization of debt issuance costs and (4) $2.5 million of interest expense related to the Compounding Notes due in 2009, which was more than offset by a $4.3 million reduction in interest expense related to the reduction of the accrued interest–Compounding Notes for the quarter. Commencing August 2006, the Compounding Notes accrue 12% interest on a cash basis with the first cash interest payment due in February 2007. As of September 30, 2006, the Company has recorded accrued interest of $2,287 related to this payment.

For the three months ended September 30, 2006 and 2005, respectively, the weighted average debt outstanding was approximately $368.5 million and $351.2 million, and the weighted average interest rate was 12.3% and 11.4%.

Income taxes

Any tax benefit resulting from our loss before income taxes for the quarters ended September 30, 2006 and 2005 is offset in full by a 100% valuation allowance. The income tax provision of $20,000 and $44,000 for the respective periods represent state and local taxes.

Net loss

Net loss of $37.5 million for the three months ended September 30, 2006 increased $5.1 million compared to net loss of $32.4 million for the three months ended September 30, 2005. The increased loss is primarily due to an increase in interest, depreciation and amortization expense and a higher loss from operations.

Results of Operations — Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue

Total revenue was $124.3 million for the nine months ended September 30, 2006 compared to $129.9 million in the comparable prior period, a decrease of $5.6 million or 4.3%. Excluding the effect of closed publications, Sync and ExtremeTech magazines, which generated $4.3 million in revenue for the nine months ended September 30, 2005, revenue decreased $1.3 million or 1.0% compared to $125.6 million reported in the prior year.

Revenue for the Consumer/Small Business Group for the nine months ended September 30, 2006 was $40.2 million, reflecting a decrease of $6.4 million or 13.7% compared to the $46.6 million reported in the same period last year. The decline was due to the closure of Sync and ExtremeTech magazines and a decline in print advertising revenue at PC Magazine offset by a 28% increase in the Group’s online revenue.

Revenue for the Enterprise Group for the nine months ended September 30, 2006 was $56.5 million compared to $54.9 million in the same period last year, reflecting a $1.6 million or 2.9% increase. This increase was primarily due to the 37% growth in the Group’s online business and the growth of the contract and custom publishing business versus year ago. This increase was partially offset by lower custom events revenue and list rental revenue versus the prior year.

Revenue for the Game Group for the nine months ended September 30, 2006 was $27.6 million, down $0.8 million or 2.4% compared to $28.4 million in the same period last year. The decrease was primarily due to lower print advertising and circulation revenue for the Group’s three magazines. This decrease was partially offset by a four-fold increase in the Group’s online revenue and the reduction of certain liabilities of $0.6 million in connection with the discontinuation of Official U.S. PlayStation Magazine. The growth in the Group’s online revenue was principally due to the growth of 1UP.com and to revenue contributed by the Group’s FileFront.com website, which was acquired in November of 2005.

Cost of production

Cost of production was $34.4 million for the nine months ended September 30, 2006 compared to $35.9 million for the comparable prior year period, a $1.5 million or 4.1% decrease.

Cost of production for the Consumer/Small Business Group for the nine months September 30, 2006 was $8.5 million, down $2.0 million or 19.0% compared to $10.5 in the nine months ended September 30, 2005. The Group eliminated $1.8 million in production costs as a result of the closure of Sync and ExtremeTech magazines. This decrease was partially offset by an increase in website hosting fees to support the Group’s online revenue growth during the nine months ended September 30, 2006.

Cost of production for the Enterprise Group for the nine months ended September 30, 2006 was $11.1 million, up $1.2 million or 12.1% compared to $9.9 million in the nine months ended September 30, 2005. This increase was primarily caused by the growth of the Group’s contract and custom publishing business during the nine months ended September 30, 2006.

Cost of production for the Game Group during the nine months ended September 30, 2006 was $14.7 million, reflecting a decrease of $0.9 million or 5.7% from $15.6 million in the prior year period. The savings were primarily related to lower print advertising pages in the nine months ended September 30, 2006. This decrease was partially offset by an increase in website hosting fees to support the growth of the Group’s online business.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the nine months ended September 30, 2006 were $77.1 million compared to $84.2 million for the comparable prior year period, a $7.1 million or 8.4% decrease.

Selling, general and administrative expenses for the Consumer/Small Business Group were $23.1 million for the nine months ended September 30, 2006, reflecting a decrease of $6.5 million or 21.9% from $29.6 million in the prior year period. $4.9 million of this savings resulted from the closure of Sync and ExtremeTech magazines. Lower editorial, circulation, sales and marketing costs at PC Magazine also contributed to the savings. These savings at PC Magazine were partially offset by costs to support growth in the Group’s online business.

Selling, general and administrative expenses for the Enterprise Group were $38.8 million for the nine months ended September 30, 2006 down $1.5 million, or 3.7% versus the comparable prior year period. The decrease was primarily attributable to lower costs for event execution, editorial and the Group’s online business.

Selling, general and administrative expenses for the Game Group were $15.1 million for the nine months ended September 30, 2006, reflecting a decrease of $0.8 million or 5.5% from $14.3 million in the prior year period. This decrease was primarily due to cost reductions in the print business, partially offset by higher development costs in the Group’s online business.

Restructuring expense

During the third quarter of 2006 the Company vacated and sublet a portion of its New York City office. The Company also agreed in principal to enter into a lease termination agreement related to vacant space in Massachusetts (which subsequently has been executed). These two actions resulted in a $1,467 reduction of the Company’s restructuring liabilities at September 30, 2006. This reduction in the Company’s restructuring liabilities represents the present value of the savings associated with the two agreements. These actions will also reduce the Company’s cash commitments by approximately $679 in 2007 and $4,703 through 2019.

Also, during the three months ended September 30, 2006 the Company eliminated seven positions which resulted in a restructuring charge of approximately $123.

During the second quarter of 2006, the Company instituted a restructuring program that reduced the size of the Company’s workforce. This restructuring program will reduce future operating costs by eliminating several central service operating functions. The Company recorded a charge of $1.2 million during the six months ended June 30, 2006 for the cost of this restructuring program. The Company anticipates that these restructuring actions will save approximately $2.0 million on an annualized basis.

Impairment Charge

During the three months ended September 30, 2006 the Company determined that the unamortized historical value of intangible assets associated with the Official U.S. PlayStation Magazine will not be recoverable. As a result, the Company recorded an impairment charge of approximately $4.1 million in the quarter ended September 30, 2006. (See Note 10).

Depreciation and amortization expense

Depreciation and amortization expenses were $18.9 million and $16.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily attributable to the depreciation and amortization of the FileFront.com assets which were acquired in November 2005, as well as depreciation on additional fixed assets that had been acquired in the preceding twelve months.

Interest expense, net

Interest expense, net was $93.4 million for the nine months ended September 30, 2006 compared to $81.5 million for the nine months ended September 30, 2005. The increase in interest expense was primarily due to the higher interest rates on the Floating Rate Notes as compared to the interest rates on the former Senior Credit Facility. In April 2005 a refinancing was completed whereby the Senior Credit Facility was paid off and the Company issued $205,000 million of Floating Rate Notes. The interest rate on our Floating Rate Notes is set at 3-month LIBOR plus 6.0%. This rate ranged from 10.2% to 11.1% for nine months ended September 30, 2006. Prior to the refinancing in April 2005, the interest rates on borrowings pursuant to its Senior Credit Facility ranged from 7.07% to 7.57%. A portion of the increase in interest expense was also attributable to a higher carrying value on the Company’s Mandatorily Redeemable Preferred Stock. Interest expense for the nine months ended September 30, 2006 included the following non-cash items: (1) $71.3 million related to the accrued dividends on the Mandatorily Redeemable Preferred Stock, (2) $0.9 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $2.4 million of amortization of debt issuance costs, and (4) $12.3 million of interest expense related to the Compounding Notes due in 2009, which was more than offset by a $13.1 million reduction in interest expense related to the reduction of the Accrued interest compounding notes for the quarter. Commencing August 2006, the Compounding Notes start to accrue 12% interest on a cash basis with the first cash interest payment due in February 2007. As of September 30, 2006, the Company has recorded accrued interest of $2,287 related to this payment.

For the nine months ended September 30, 2006 and 2005, respectively, the weighted average debt outstanding was approximately $364.2 million and $336.2 million, and our weighted average interest rate was 12.3% and 10.9%.

Income taxes

Any tax benefits resulting from the loss before income taxes for the nine months ended September 30, 2006 and 2005 is offset in full by a 100% valuation allowance. The income tax provision of $75,000 and $168,000 for the respective periods represent state and local taxes.

Net loss

Net loss of $104.0 million for the nine months ended September 30, 2006 increased $15.8 million compared to net loss of $88.2 million for the nine months ended September 30, 2005. The increased loss is primarily due to an increase in interest expense, and an increase in the loss from operations.

Liquidity and Capital Resources

Total cash at September 30, 2006 was $10.8 million. The Company has historically relied upon cash flow from operating activities, borrowings, and additional investments from its equity sponsors to finance our operations.

Total indebtedness at September 30, 2006 was $369.8 million and consisted of $205.0 million of Floating Rate Notes, $152.5 million of Compounding Notes and $12.3 million of 12% Notes. Total debt does not include $970.9 million in aggregate redemption value of outstanding shares of Mandatorily Redeemable Preferred Stock of Ziff Davis Holdings.

The Compounding Notes are due in 2009. Non-cash interest was compounded quarterly on these notes at 14% through August 2006. Commencing August 2006, cash interest accrues on these notes at 12% with the first payment due in February 2007. The 12% Notes mature in 2010 and bear interest at 12% that is paid semi-annually.

Based on current interest rates, we anticipate approximately $5.9 million in cash interest payments for the remaining three months of 2006.

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

Liquidity Position

The Company believes that its cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs through the middle of 2007. None of the Company’s outstanding indebtedness require it to meet any financial covenants. The Floating Rate Notes indenture contains only incurrence-based covenants that require certain financial criteria be met if the Company intends to take certain actions, such as incur additional debt or make a restricted payment, as defined.

The Company continually evaluates its business unit performance and is positioned to act quickly to implement the requisite steps, principally expense and capital reductions, in the event unexpected market or competitive changes give rise to a risk of decline in financial performance. The Company has retained two financial advisors to assist it in exploring strategic alternatives to maximize investor value, including the possible sale of some or all of the Company’s assets. There can be no assurances that this process will result in any specific transactions.

The Company’s ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors. The Company believes that its transformation from solely print into Internet, events and other non-print businesses will continue, that these businesses will continue to grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder from the refinancing of such obligations, including its Redeemable Preferred Stock, or the sale of assets to obtain funds for such purposes. With respect to the redemption of its preferred securities, the Company believes the primary holder of these securities, its equity sponsor, Willis Stein, will continue to support its future growth plans and will develop a plan to extend the maturities or refinance these securities in the event that it should become necessary. There is no assurance, however, that refinancings of indebtedness, including preferred securities, or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness, as a result these uncertainties raise doubt about the Company’s ability to continue as a going concern, that is to realize it’s assets and satisfy liabilities in the normal course of business.

Significant assumptions and risks apply to this belief described above, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. See “Business — Certain Risk Factors” in our Form 10-K for the year ended December 31, 2005.

Sources and Uses of Cash — Nine Months Ended September 30, 2006 and 2005

Details for the changes in cash and cash equivalents during the nine months ended September 30, 2006 and 2005 are discussed below.

Operating Activities.  Cash used by operating activities was $18.1 million for the nine months ended September 30, 2006 compared to $12.1 million for the nine months ended September 30, 2005. This increase was primarily caused by higher cash interest expense and additional cash used in working capital during the nine months ended September 30, 2006. During the nine months ended September 30, 2006 and 2005 the Company generated cash from accounts receivable of $7.3 million and $8.9 million, respectively. During the nine months ended September 30, 2006 and 2005 the Company used $17.4 million and $13.9 million, respectively to reduce accounts payable and accrued expenses.

Investing Activities.  Cash used by investing activities was $5.3 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively. This increase primarily relates to higher capital expenditures, which principally consist of the purchase of computer hardware and applications principally for our Internet businesses. These amounts were $5.0 million and $3.8 million for the respective periods.

Financing Activities.  Cash provided by financing activities was $0 and $22.2 million for the nine months ended September 30, 2006 and 2005, respectively. The source of cash for the nine months ended September 30, 2005 represents the net proceeds from the Floating Rate Notes offering in April 2005.

Contractual Obligations and Commitments

As of September 30, 2006, the Company had long-term debt and preferred stock obligations totaling $369.8 million and $970.9 million, respectively.

The following table sets forth our contractual obligations at September 30, 2006, excluding future interest and dividends:

	Balance at September 30, 2006
		Less Than	One to	Three to	After
	Total	One Year	Three Years	Five Years	Five Years
	(In thousands of dollars)

Long-term debt	$369,764	$—	$—	$164,764	$205,000
Preferred stock at redemption value	970,870	—	—	970,870	—
Non-cancelable operating lease obligations	84,847	9,885	18,207	14,898	41,857

	$1,425,481	$9,885	$18,207	$1,150,532	$246,857

The caption Non-cancelable operating lease obligations in the above table includes our real estate operating lease obligations, net of existing subleases, at September 30, 2006. However, the lease obligation amounts are gross lease payments reflecting contractual lease escalations and have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of September 30, 2006, nor discounted to present value.

Pursuant to purchase agreements related to the Company’s acquisitions in 2003, 2004 and 2005, the Company is required to pay additional contingent purchase consideration. This additional contingent consideration is based on revenues and certain other performance measures to be earned or achieved in 2006. Any payments for this contingent consideration would be payable in 2007. No accrual for the aforementioned contingent consideration has been made as of September 30, 2006 because any potential amount would be measured at December 31, 2006. If the contingent consideration was measured based on 2005 revenues the Company would be required to pay approximately $1.4 million.

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

Cyclicality

Revenue from print advertising, as defined the Company’s magazines, and contract and custom publishing, accounted for 59.6% of its total revenue for the nine months ended September 30, 2006. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on the Company’s business, financial condition or operating results.

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

Effect of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company does not expect the adoption of SAB 108 to have a material effect on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

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

Statements regarding the Company’s projected future financial performance or results of operations, including expected revenue growth; future paper, postage, printing or other expenses; future operating margins; anticipated capital spending; our ability to obtain funding; our ability to service our debt and meet our financial covenants; and other future or expected performance are subject to risk factors and results may differ materially from such projections.

For additional information about certain risks concerning our business, see the Company’s Annual Report on Form 10-K and specifically the headings “Certain Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s Floating Rate Notes have a variable interest rate based on 3-month LIBOR, while its Compounding Notes and 12% Notes have fixed rates. Therefore $205.0 million or 55% of its total debt, excluding preferred stock, is set at a variable rate of interest as of September 30, 2006. Accordingly 1.0% fluctuation in market interest rates would cause a $2.0 million fluctuation in annual interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

The Company continually assesses the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of its costs of production. Paper costs increased approximately 9.7% for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. In addition, during 2001 the Company outsourced the majority of its paper buying to its printers. As a result, the Company holds significantly lower levels of inventory and has generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that the Company can recover future paper price increases. Additionally in May 2006, the U.S. Postal Service filed a rate case seeking to increase postal rates by approximately 11-12% for magazines. Any increase relating to this rate case likely would not become effective prior to mid-2007.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of September 30, 2006 (the “Evaluation Date”). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

b) Changes in internal controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted the Company’s request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee had sued it in Greece for damages. A hearing on various claims lodged by each party is scheduled for January 2007. The Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations. The Company cannot give any assurances as to the outcome of these matters, however.

The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 5.	OTHER INFORMATION

On November 13, 2006, the Company and Mark Moyer, its Chief Financial Officer, entered into an agreement pursuant to which the Company will pay Mr. Moyer, if his employment with the Company is terminated without cause in connection with a sale of all or substantially all of the Company’s assets or equity securities, his base salary and certain benefits premiums, for a period of six months after such termination, provided that Mr. Moyer delivers a release to the Company and abides by certain non-competition and non-solicitation obligations.

ITEM 6.	EXHIBITS

(a) Exhibit Index

31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification for Mark D. Moyer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification for Mark D. Moyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ MARK D. MOYER
Mark D. Moyer
CHIEF FINANCIAL OFFICER

Date: November 14, 2006