Form 10-K
period 2006-12-31
ZIFF DAVIS HOLDINGS INC
filed 2007-04-02
CIK 1124566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of March 25, 2007, 2,311,049 shares of common stock, par value, $0.001 per share, were outstanding. The issuer’s common stock is not publicly traded.

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

Background and Organization

We are an integrated media company serving the technology and videogame markets. We reach over 28 million people a month through our portfolio of 32 websites, 6 award-winning magazines, and hundreds of consumer and business-to-business events, as well as business IT tools, custom publishing, and direct marketing services. We are headquartered in New York and also have offices and testing labs in San Francisco and Boston. We also license our brands internationally in 50 countries and 21 languages.

Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its ultimate investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.

General

We are a leading integrated media company serving the technology and videogame markets and one of the largest technology magazine publishers in the United States as measured by revenue. In 2006, we had an estimated 14.8% share of advertising pages in the technology magazine industry based on data compiled by IMS/The Auditor (Toronto, Canada) (“IMS”). Our current U.S. titles have a combined print circulation of approximately 2.1 million and our U.S. based brands reach over 28 million people per month at work, home and on the go based on syndicated research and management’s estimates. Our audiences also cover the full spectrum of readership, from corporate technology buyers and users to consumer enthusiasts, influencers and gamers.

We distinguish our products through our comprehensive labs-based evaluations, trusted buying advice, recognized industry experts, and thought-provoking reviews, opinions and insights. We publish six industry-leading technology, videogame and consumer magazines including PC Magazine, eWEEK, Baseline, CIO Insight, Electronic Gaming Monthly (“EGM”), and Games for Windows: The Official Magazine. PC Magazine was the number one technology magazine in the United States in 2006, as measured by the Publishers Information Bureau using advertising pages. In 2006, eWEEK ranked second in advertising pages among weekly information technology magazines in the United States, according to IMS. Our videogame publications were second in the market in 2006 with an estimated 33.3% market share of advertising pages based on IMS data.

Our readers are well-educated, influential buyers of technology and other products and decision-makers in their professional fields and households, which makes them attractive to a wide range of advertisers. For example, the estimated 2,433,000 business influencers (individuals who are involved in purchasing technology for their businesses) who read PC Magazine each spend an estimated average of $188,856 per year on technology products and services according to the IntelliQuest CIMS Fall 2006 Business Study. Similarly, in November 2006, the average annual information technology budget for corporate business readers of eWEEK was approximately $52 million, according to our subscriber qualification data. Additionally, according to internal readership surveys, the average Game Group reader purchases an average of 1.8 games per month and influences approximately 4 other people regarding which games to buy.

We extend the power of our brands online through companion sites, as well as original technology and videogame enthusiast websites. These include pcmag.com, eweek.com webbuyersguide.com, extremetech.com, 1up.com and FileFront.com. We also produce highly targeted business-to-business and consumer technology online and face-face events. We also produce an annual consumer electronics convention, DigitalLife. Furthermore, we export the power of our brands internationally, licensing our content to publications in 50 countries that are produced in 21 languages.

We manage our business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products.

Consumer/Small Business Group

The Consumer/Small Business Group is principally comprised of PC Magazine, a number of consumer-focused websites, including pcmag.com and extremetech.com, and our consumer electronics convention, DigitalLife. During the fourth quarter of 2005, we ceased publishing both Sync and ExtremeTech magazines.

The following table sets forth information regarding PC Magazine:

	First	Frequency
	Issue	per Year	Primary Audience	Circulation	Rate Base

PC Magazine	1981	22	Consumer/Business	Paid	700,000

PC Magazine is one of the largest technology publications in the world, delivering the most authoritative, comprehensive labs-based reviews and trusted recommendations for buyers of technology products and services. PC Magazine has re-emphasized its focus on both consumers and the fast growing small to medium business segment. This focus includes additional coverage of the growing consumer electronics market. PC Magazine publishes 22 times a year in print (plus occasional special issues) with a rate base of 700,000. PC Magazine had a recent U.S. readership of approximately 5.0 million readers (MRI Fall 2006). Reaching highly engaged technology influencers, PC Magazine differentiates itself through unique and extensive product reviews based on its exclusive benchmark testing performed in the PC Magazine Labs, supplemented by its “First Looks” section covering emerging technologies and products and opinion columns from its renowned technology authorities.

Our Consumer/Small Business Group Internet sites provide online destinations for IT and business professionals and technology enthusiasts. The portfolio of online destinations is also grounded in a tradition of labs-based reviews, advice and commentary from leading experts, and in-depth analyses and reporting.

The following February 2007 monthly page view and unique visitor statistics show the relative scale of our Consumer/Small Business Group Internet properties:

Website Address	Page Views	Unique Visitors

www.pcmag.com	28,505,500	4,453,300
www.extremetech.com	7,938,800	1,431,000
Other Consumer/Small Business Group Sites	1,247,900	527,400

Total*	37,692,200	6,411,700

*	Unadjusted for duplication of unique visitors between all sites.

Pcmag.com is the premier online destination for helping technology buyers make informed product choices for their business and personal lives. Offering labs-based reviews, solutions, leading columnists and articles from PC Magazine, pcmag.com also offers original content such as online-only reviews, product buying guides, proprietary downloads, eNewsletters, and special features. Once a user has made an informed product decision, pcmag.com’s online shopping features help the user find the best price and service options to complete the transaction.

Extremetech.com offers the hardcore technology do-it-yourselfer in-depth coverage of new and emerging technologies, community swapping tips and online shopping. Whether a reader is configuring the ultimate gaming PC or building a digital audio workstation, extremetech.com provides the component reviews, how-to features and tips to help that reader succeed.

The DL.TV Video Network consists of popular web-based video programs that provide personality driven blend of help, interviews, analysis and product reviews.

PCMagCast delivers sponsored online technology events for both small and medium size businesses and consumers looking to expand their knowledge of technology.

In September 2004, we launched the Ziff Davis Event Marketing Group, to develop and build large-scale consumer events such as DigitalLife, a four-day convention that was launched in New York City in October 2004. DigitalLife brings together the latest in digital technology for the home, work and play. In October 2006, the DigitalLife convention attracted 52,000 consumers, which was 17% more than the 2005 convention.

Enterprise Group

The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 17 Internet sites affiliated with these brands and a number of vertical platform and community sites for readers; over 45 weekly eNewsletters; eSeminars, which produce live interactive webcasts; the Ziff Davis Web Buyers Guide, our searchable online directory of technology products, vendors and white papers; the custom solutions group, which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The following table sets forth information regarding the publications within the Enterprise Group:

	First	Frequency
Magazine Title	Issue	per Year	Primary Audience	Circulation	Rate Base

eWEEK	1983	45	Business	Controlled	400,100
CIO Insight	2001	13	Business	Controlled	50,000
Baseline	2001	13	Business	Controlled	125,000

eWEEK is a 400,100 subscriber controlled circulation magazine and it is one of the largest controlled-circulation publications in the United States, reaching 1.7 million enterprise technology decision-makers per week who are evaluating and purchasing technology solutions for their companies, according to the May 2005 BPA Pass Along Audit. Controlled-circulation publications like eWEEK are distributed directly to qualified professionals for no charge and generate revenue principally from the sale of advertising. In order to qualify for a free subscription, eWEEK subscribers must be involved in one or more stages of the IT decision-making process within an enterprise and be active in the specification, recommendation, purchase or approval of multiple technologies, services and business applications. These qualifications are audited by BPA International. The criteria we use to qualify subscribers for this magazine are among the highest standards in the industry. eWEEK differentiates itself by delivering to its readers breaking news, technology evaluations and strategic analyses of the technologies, platforms and trends that impact enterprise-wide computing. This makes eWEEK extremely attractive to advertisers selling products and services to IT professionals and senior business readers evaluating and implementing enterprise technology solutions.

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

Baseline is a 125,000 subscriber, controlled-circulation magazine that is a guide to selecting and managing the deployment of leading-edge information systems for senior IT and business leaders. Through case studies, news stories, company dossiers and financial tools, the publication provides these senior executives with a detailed look at how their peers are implementing strategic information technology projects and systems. The success, or failure, of each implementation is measured by the company’s actual progress against “baseline” expectations of financial returns and technology deliverables. Since its inception in 2001, Baseline has won six Jesse H. Neal National Business Journalism Awards for its excellent editorial coverage of business and technology issues, and in March 2005 was awarded the Grand Neal award, the highest distinction awarded by the Association of Business Media Companies. In order to qualify for a free subscription, Baseline subscribers must be actively involved in setting goals, evaluating or managing a company’s IT investment, or planning major IT projects or upgrades in the next 12 months. The subscriber must have a director-level title or higher, have a minimum personal budget authority of $50,000 and an organizational spending minimum of $100,000.

Our Enterprise Group Internet sites offer products and services consisting of Internet advertising, eNewsletters, select lead-generation programs, integrated e-commerce opportunities, email direct marketing, sponsorship and custom site development. The Group also produces eSeminars, which are sponsored interactive webcasts that connect IT experts, buyers and sellers in online interactive groups to explore the latest issues in technology. Additionally, the group’s Web Buyers Guide unveiled its extensive White Paper Library Service which was designed to help technology buyers identify, research and make the best qualified purchasing decisions.

The following February 2007 monthly page views and unique visitor statistics show the relative scale of our Enterprise Group Internet properties:

Website Address	Page Views	Unique Visitors

www.eweek.com	5,591,900	1,431,100
www.cioinsight.com	519,400	119,900
www.baselinemag.com	415,200	119,400
Other targeted B2B Sites*	4,013,200	1,649,200

Total**	10,539,700	3,319,600

*	Includes sites such as webbuyersguide.com, microsoft-watch.com, channelinsider.com, devsource.com, and other targeted sites.

**	Unadjusted for duplication of unique visitors between all sites.

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

The Ziff Davis Web Buyers Guide is a robust lead generation solution that offers a comprehensive directory of technology products, vendors and white papers for enterprise buyers. Web Buyers Guide empowers technology buyers to make more informed purchasing decisions by providing thorough product and supplier information, comparisons, reviews and research in a user-friendly searchable format. In its short history, Web Buyers Guide has amassed one of the largest online enterprise-level IT-related indices.

Game Group

The Game Group is focused on the videogame market and is principally comprised of two publications, EGM and Games for Windows: The Official Magazine and the 1UP Network, a collection of online destinations for gaming enthusiasts. In November of 2005, we acquired FileFront.com which has helped expand the size and reach of the 1UP Network to over 13 million monthly unique visitors and 97 million page views. Starting with the December 2006 issue, Computer Gaming World was rebranded and its name was changed to Games for Windows: The Official Magazine. We discontinued Official U.S. PlayStation Magazine after its January 2007 issue. The Game Group’s paid publications are positioned to capitalize on the large and growing enthusiast market for videogames. According to DFC Intelligence, the global videogame market was estimated to be $29 billion in 2006 and is forecasted to grow to $44 billion in 2011. Because readers of videogame magazines are principally 18-to-34 year old males, these publications also offer advertisers access to a highly focused, difficult-to-reach readership with attractive demographics and spending patterns. For the year ended December 31, 2006, we were second in the United States in this valuable publishing segment in one major category: IMS advertising pages (33.3% share). On average, our videogame publications sell nearly 2.7 million copies at the newsstand per issue.

In October 2004, 1up.com was launched as our new online destination for videogame enthusiasts and provides up-to-the-minute news, multiple game reviews, tips and tricks and live forums with industry celebrities covering all game platforms. Unlike other competing videogame sites, 1up.com incorporates the unique editorial features from the Game Group’s industry-leading publications together with unique site functions and features for social networking, discussion groups, consumer news and lifestyle coverage of movies, music and gadgets. In November of 2005, we acquired FileFront.com which helped expand the size and reach of the 1up network to over 13 million monthly unique visitors and 97 million pageviews. FileFront.com is a leading destination for videogame downloads including demos, game trailers, patches and drivers.

The following February 2007 monthly page views and unique visitor statistics show the relative scale of the 1UP Network of sites.

Website Address	Page Views	Unique Visitors

www.1up.com	22,795,900	3,038,400
www.filefront.com	68,109,500	8,728,100
Other Game Group websites	5,851,000	1,522,100

Total*	96,756,400	13,298,000

*	Unadjusted for duplication of unique visitors between all sites.

The following table sets forth information regarding the publications within the Game Group segment:

	First	Frequency
Magazine Title	Issue	per Year	Primary Audience	Circulation	Rate Base

EGM	1988	12	Consumer	Paid	575,000
Games for Windows: The Official Magazine	1981	11	Consumer	Paid	225,000	*
Official U.S. Playstation Magazine**	1997	12	Consumer	Paid	300,000	*

*	Target circulation; no rate base is claimed for these publications.

**	Official U.S. PlayStation Magazine was discontinued in January 2007.

EGM is a valued guide to video gaming and leads the industry with exclusive scoops, authoritative articles and hard-hitting reviews. The magazine, which reaches the most influential and engaged videogame players, celebrated its 200th issue.

Games for Windows: The Official Magazine — starting with the December 2006 issue, Computer Gaming World was re-branded and its name was changed to Games for Windows: The Official Magazine. This magazine is an authoritative source in computer gaming, with over 20 years of editorial leadership. It provides readers with informed, well-written and entertaining reviews, previews, features and strategies about PC games.

Revenue

Our principal sources of revenue for the year ended December 31, 2006 were advertising (63.0% of total revenue), circulation (15.9%) and other ancillary sources of revenue (21.1%). Circulation comprises both subscriptions (9.2%) and newsstand sales (6.7%).

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

Subscriptions.  Generally, we sell subscriptions to our publications either directly by our circulation management teams or by independent subscription direct marketing companies or agents. We receive approximately 46.2% of the total price of subscriptions sold through agents. In addition to agents, we have historically sold subscriptions using a variety of techniques including direct reply subscription cards, direct mail and the Internet.

Newsstand.  We sold approximately 3.3 million single copies of magazines for the year ended December 31, 2006. Generally we receive approximately 65.0% of the cover price of an individual magazine sold through the newsstand with the balance of the cover price going to the magazine’s distributor, wholesaler and retailer.

Other Revenue Sources.  We also derive revenue from a variety of ancillary activities, including mailing list rentals, custom conferences and events, royalty and license agreements and eNewsletters.

Operating Costs

The principal components of our production costs are raw materials, printing and distribution, which represented 23.4%, 38.9% and 33.8%, respectively, of our production expenses for the year ended December 31, 2006. Approximately 3.7% of our production costs related to the execution costs for the DigitalLife convention. Our principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions.

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

Circulation

Our publications include paid-circulation magazines, which generate revenue principally from advertising, newsstand sales and subscriptions: and controlled-circulation publications, which in our case are distributed to qualified IT professionals and generate revenue principally from the sale of advertising. Our controlled-circulation publications offer technology content that appeals to a professional audience in need of technology information and enterprise IT solutions, specifically in the areas of news, lab testing reviews, analysis, opinion and case studies. Our paid-circulation publications offer consumer and business-oriented content that appeals to a broader audience interested in technology products and services, the Internet and/or videogame hardware and software. As of December 31, 2006, we published four domestic paid-circulation publications and three domestic controlled-circulation publications (although we subsequently discontinued one of the paid-circulation publications, Official U.S. PlayStation Magazine).

Our paid-circulation publications are distributed to subscribers and are also available for sale at newsstands and other retail outlets. We have an agreement with Time Warner Retail Sales & Marketing Inc. to manage our newsstand and retail distribution. Time Warner Retail Sales & Marketing Inc. in turn has agreements with magazine wholesalers to arrange for national and regional placements of our publications and to manage billing and collection of amounts due from the magazine retailers. Our paid subscribers receive their publications through the U.S. Postal Service and via Zinio Systems Inc. for digital delivery. We also have an agreement with Kable Fulfillment Services to manage our subscription billing, collection and processing, which includes providing mailing labels for each of the paid publications.

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

Customers

The size and composition of our readership offers advertisers concentrated and efficient exposure to their critical target audiences. As a result, our top advertisers, including CDW, Dell, Hewlett-Packard, IBM and Microsoft, have consistently advertised in our publications and on our Internet sites. Importantly, as technology and videogames have become more mainstream and appeal to broader demographics, our publications are becoming increasingly more appealing to a larger range of advertisers who are interested in marketing lifestyle and other general consumer products to this reader audience.

We had over 866 advertising customers in 2006 according to internal records and an average print circulation of approximately 2.4 million individuals according to the figures filed with the Audit Bureau of Circulation for the six months ended December 31, 2006. Our various Internet sites had approximately 145 million page views and over 23 million unique visitors in February of 2007 (unadjusted for duplication). No single advertiser comprised more than 8% of our advertising revenue or 6% of total revenue for the year ended December 31, 2006. Our top ten advertisers accounted for 40% of our advertising revenue and 30% of our total revenue for the year ended December 31, 2006.

Competition

The media industry is highly competitive. Our competitors include several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the general publishing marketplace, which is fragmented. According to SRDS Media, there are about 6,000 domestic trade magazine titles. We also compete for advertising and circulation revenue principally with publishers of other technology magazines and Internet sites with similar editorial content to ours. We believe our core competitive set includes approximately 20 print publishing and Internet companies. The technology magazine industry has traditionally been dominated by a small number of large publishers. In 2006, the three largest technology-publishing companies, Ziff Davis, International Data Group and CMP Media, accounted for 62% of total technology magazine gross advertising revenue and 67% of total technology advertising pages, for our defined competitive set, according to IMS.

Our publications and Internet sites generally compete on the basis of:

•	editorial quality;

•	quantity and quality of circulation;

•	the strength of complementary products serving the same niche;

•	the effectiveness of sales, research efforts and customer service;

•	advertising rates; and

•	the quality of leads generated.

We believe that we compete successfully with other technology and videogame publications and Internet sites based on our market-leading positions within the technology and videogame magazine sectors, the nature and quality of our magazines’ editorial content and the attractive demographics of our readers. In addition, our businesses also compete for advertising revenue with general-interest consumer and business magazines and other forms of media, including broadcast and cable television, radio, newspapers, direct marketing and other electronic media. In competing with general-interest consumer and business magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in an efficient, cost-effective manner.

Certain License Agreements and Service Contracts

We have an exclusive licence through December 2011 to use certain trademarks owned by Microsoft Corporation in connection with the publishing of the magazine Games for Windows: The Official Magazine and its companion website.

We were granted an exclusive license until March 31, 2007 to use certain trademarks owned by Sony Computer Entertainment America Inc. in connection with publishing of the magazine Official U.S. PlayStation Magazine in the United States and Canada. In January 2007, we discontinued publication of the magazine.

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

Lastly, we license various of our trademarks and copyrighted content to third parties, including publishers of foreign editions of our magazines and other magazines. Our brands and content currently appear in over 50 countries and over 21 languages worldwide.

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

Employees

As of December 31, 2006, we had a total of approximately 470 employees, all based in the U.S. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Forward-Looking Statements

All statements in this Form 10-K that are not statements of historical fact are “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include: projections or estimates of or expectations regarding earnings, revenue, expenses, financing needs or other financial items; statements of the plans and objectives of management for future operations, statements concerning proposed new products and services; and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “projects,” “should,” “potential,” or “continue,” and any other words of similar meaning.

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

Item 1A.  Risk Factors

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

We have a significant amount of indebtedness, including under our Senior Secured Notes due 2012 (the ‘‘New Notes”), our Senior Secured Floating Rate Notes due 2012 (the ‘‘Floating Rate Notes,” and together with the New Notes, collectively the ‘‘Secured Notes”) and our Senior Subordinated Compounding Notes due 2009 (the ‘‘Compounding Notes”), our 12% Senior Subordinated Notes due 2010 (the ‘‘12% Notes,” and together with the Secured Notes and the Compounding Notes, collectively, the ‘‘Notes”). As of December 31, 2006, we had long-term debt and redeemable preferred stock (which has been classified as debt since January 1, 2004) totaling $370 million and $997 million, respectively, and approximately $1,200 million of stockholders’ deficit. Additionally, in February 2007 we issued New Notes having an aggregate principal amount of $20 million and we used the net proceeds for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money.

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

In addition, the indentures governing the Floating Rate Notes and Compounding Notes, and the note purchase agreement related to the New Notes (collectively, the “indentures”), each contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our outstanding indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

We require significant cash to service our currently outstanding indebtedness. Since August 2006, the terms of our Compounding Notes require that we pay interest in cash instead of it being compounded. The cash interest payment due on the Compounding Notes on February 15, 2007 would have used up a significant amount of our existing liquidity had we not received additional cash from the issuance of the New Notes. We have no further borrowing capacity under our current debt instruments. Debt service on our Notes if we were to compound the maximum amount due with respect to the New Notes that we are permitted to compound will require cash payments of approximately $45.0 million in 2007 (assuming no change in interest rates on the Floating Rate Notes and New Notes). In addition, the New Notes would require an additional cash payment of $1.6 million if we were to elect to pay cash interest in accordance with the terms of the New Notes on the portion of the interest due that we are permitted to compound.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we will be required to refinance our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that refinancing or asset dispositions could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indentures governing our Notes. In the event that we were unable to refinance our Notes or raise sufficient funds through asset sales, sales of equity or otherwise, our ability to pay the principal of, and interest on, the amounts borrowed under the Notes, or to make any payment on the accrued dividends on our preferred stock, would be impaired.

An increase in short-term interest rates could adversely affect our cash flows.

As of March 31, 2007, we had $225.0 million of outstanding floating rate debt and such amount may increase because, at our option, we may pay 800 basis points per annum due on the New Notes (with respect to which an aggregate of $20 million of principal was issued February 2007) by compounding such interest. Any increase in short-term interest rates would result in higher interest costs and could have an adverse effect on our business. While we may seek to use interest rate swaps or other derivative instruments to hedge portions of our floating-rate exposure, we may not be successful in obtaining hedges on acceptable terms.

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

Under the terms of the indentures governing the Notes and under the terms of the series E redeemable preferred stock (the “Series E Preferred Stock”) as set forth in the certificate of incorporation of Ziff Davis Holdings, we will be required to offer to repurchase all the Secured Notes and Compounding Notes for a price equal to 101% of the principal amount, plus interest that has accrued but has not been paid as of the repurchase date, and to offer to redeem all the Series E Preferred Stock, if a change of control (as defined in the indentures governing the Notes or in the certificate of incorporation of Ziff Davis Holdings, respectively) occurs. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchases, or that we will not have sufficient funds to pay our other debts. In addition, the indentures governing the Notes may prohibit us from redeeming the Series E Preferred Stock after a change in control until we have repaid in full our debt under such indentures. If we fail to repurchase the Notes upon a change in control, we will be in default under the indentures governing the Notes. Any future debt that we incur may also contain restrictions on repurchases in the event of a change in control or similar event. These repurchase restrictions may delay or make it harder for others to obtain control over us.

If there is a default, proceeds from sales of the collateral may not be sufficient to repay the holders of the Notes.

The value of the Notes in the event of a liquidation will depend on market and economic conditions, the availability of buyers and similar factors. You should not rely upon the book value of the assets underlying the collateral as a measure of realizable value for such assets. No appraisals of any collateral were prepared in connection with the offering of the Secured Notes. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers, the current condition of the collateral, the existence of title defects and other factors both in and out of our control.

Under the indenture governing the terms of the Floating Rate Notes, we were permitted to incur certain additional indebtedness and other obligations that may share in the liens on the collateral securing the Floating Rate Notes. We incurred all such additional debt that we were permitted to incur through the issuance of the New Notes in February 2007. The New Notes are secured on an equal and ratable basis with the Floating Rate Notes. As a result, the holders of the New Notes are entitled to share ratably with the holders of the Floating Rate Notes and the value of the collateral securing the Floating Rate Notes was diluted.

In addition, rights of holders of Secured Notes in the collateral securing the Secured Notes may be adversely affected by the failure to perfect security interests in certain collateral securing the Secured Notes, both to the extent permitted by the specific terms of the indentures governing the Secured Notes, which provide for a security interest in our cash and deposit accounts but do not require such security interest to be perfected, and as a result of any failure to perfect security interests that the indentures require to be perfected.

If the proceeds of any sale of the assets underlying the perfected security interests in the collateral are insufficient to repay all amounts due on the Secured Notes, the holders of the Secured Notes (to the extent the Secured Notes are not repaid from the proceeds of the sale of the collateral) would have only an unsecured claim against our remaining assets, which claim will rank equal in priority to our other unsecured senior indebtedness.

The guarantees of the Notes and the liens securing the guarantees of the Secured Notes may not be enforceable because of fraudulent conveyance laws.

The incurrence of the guarantees of the Notes and the grant of liens by the guarantors (including any future guarantees and future liens) of the Secured Notes may be subject to review under U.S. federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy case or lawsuit is commenced by or on behalf of the guarantors’ unpaid creditors. Under these laws, if in such a case or lawsuit a court were to find that, at the time such guarantor incurred a guarantee of the Notes or granted the lien, such guarantor:

•	incurred the guarantee of the Notes or granted the lien with the intent of hindering, delaying or defrauding current or future creditors;

•	received less than reasonably equivalent value or fair consideration for incurring the guarantee of the Notes or granting the lien;

•	was insolvent or was rendered insolvent;

•	was engaged, or about to engage, in a business or transaction for which its remaining assets constituted unreasonably small capital to carry on its business; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured (as all of the foregoing terms are defined in or interpreted under the relevant fraudulent transfer or conveyance statutes);

then such court could avoid the guarantee or lien of such guarantor or subordinate the amounts owing under such guarantee or such lien to such guarantor’s presently existing or future debt or take other actions detrimental to the holder of such Notes.

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

The Series E Preferred Stock offers limited preemptive rights on issuances by Ziff Davis Holdings that are senior to or on par with our series D redeemable preferred stock (“Series D Preferred Stock”) and a right to approve the issuance of shares junior to the Series D Preferred Stock but senior to or on par with the Series E Preferred Stock. However, these rights are subject to certain limitations, which may result in the dilution of your equity interest in Ziff Davis Holdings. We may offer and sell additional shares of capital stock in the future, including capital stock issued under our Amended and Restated 2002 Employee Stock Option Plan (“2002 Stock Option Plan”). In connection with our financial restructuring, we issued approximately 38.6 million common stock warrants to Willis Stein, each entitling Willis Stein to obtain upon exercise one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share, and approximately 5.2 million common stock warrants to the tendering holders of our 12% Notes (of which approximately 1.4 million common stock warrants were issued to Willis Stein as a tendering holder), each giving such holders the right to acquire upon exercise one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share.

Because there is no public market for the Notes, you may not be able to resell your Notes.

The Notes (other than the New Notes) have been registered under the Securities Act, but do not trade on any established securities exchange. Accordingly, there can be no assurance as to:

•	the liquidity of any trading market that may develop;

•	the ability of holders to sell their Notes; or

•	the price at which the holders would be able to sell their Notes.

If a trading market does develop, the Notes might trade at higher or lower prices than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar debentures and our financial performance. Historically, the market price for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. For example, the difference in yield between investment grade and non-investment grade debt increased dramatically in 2001 and 2002, driving prices down on non-investment grade debt, following the September 11 terrorist attacks and a number of corporate accounting scandals. The market for the Notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of the Notes.

We depend on advertising as a principal source of revenue, which decreases during economic cycle downturns and fluctuates due to seasonal buying.

We expect that advertising revenue will continue to be the principal source of our revenue in the foreseeable future. Most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. We cannot assure you that we will be able to retain current advertisers or obtain new advertising contracts. Advertising revenue for the magazine industry is cyclical and dependent upon general economic conditions. Advertising revenue for the technology magazine industry has decreased significantly over the last several years due to the downturn in the technology sector (and the general U.S. economy for much of that period) and a migration of advertising demand from print media to non-print media such as the internet. The technology sector has declined as technology capital spending has slowed dramatically which has led to further industry consolidation and reduction of advertising budgets. In the event of any downturn in the technology sector or larger economy, our advertisers may reduce their advertising budgets and any material decline in these revenues would have a material adverse effect on our business, results of operations and financial condition. In addition, factors such as competitive pricing pressures and delays in new product launches may affect technology product advertisers. We cannot assure you that advertisers will maintain or increase current levels of advertising in special-interest magazines.

If the U.S. economy worsens, we may have to implement further cost saving efforts to achieve the benefits we expect, which could result in further restructuring charges and materially impact our business.

In 2001 and 2002, we experienced a significant decline in revenue and earnings, primarily due to weak economic conditions, which were exacerbated by the terrorist attacks of September 11, 2001. We took a number of steps designed to improve our profits and margins despite decreased revenue. We restructured a number of our businesses and support departments and reduced overhead infrastructure by consolidating and closing several offices and outsourcing certain corporate functions. As a result, we recorded special restructuring and writedown charges to our operations of $277.5 million in 2001 and $128.2 million during 2002 related to these operating and financial restructuring decisions. Additionally, due to marketplace conditions in the technology and videogame markets that our publishing and events operations serve, during the fourth quarter of 2004 we committed to a plan to restructure certain of our operations in order to improve our profitability that included discontinuing the publication of GMR magazine and the Business4site event, reducing the frequency of Xbox Nation magazine and reducing certain other operating, general and administrative expenses. As a result, we recorded a restructuring charge of $5.5 million. In the fourth quarter of 2005, in connection with the discontinuation of Sync and ExtremeTech magazines and reduction of certain corporate positions related to our reorganization into three operating divisions, we recorded a restructuring charge of $3.0 million. In the second, third and fourth quarters of 2006, we implemented restructuring programs to reduce our workforce (particularly in central service operating functions) in 2006, incurring restructuring charges of $2.0 million in the aggregate. Also, in November 2006 we announced the discontinuation of Official U.S. PlayStation Magazine effective with the January 2007 issue, and determined that the unamortized historical value of our intangible assets associated with that magazine would not be recoverable. Consequently, we recorded an impairment charge of $4.1 million in the third quarter of 2006. If the U.S. economy worsens, our revenue would likely decline further. Because of our fixed cost structure, decreases in our revenue cause disproportionately greater decreases in our earnings. Accordingly, if revenue declines beyond our expectations, we will be forced to take additional cost-saving steps that could result in additional restructuring charges and materially adversely affect our business.

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

We face significant competition from a number of print and website publishers, some of which have greater financial and other resources than we have, which may enhance their ability to compete in the technology and videogame publishing markets. We principally compete for advertising and circulation revenue with publishers of other technology and videogame publications and websites. We also face broad competition from media companies that produce general-interest magazines and newspapers. Competition for advertising revenue in publications is primarily based on advertising rates, the nature and scope of readership, reader response to the promotions for advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and, ultimately, advertising revenues. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom have greater resources than we do, may enter these markets and intensify competition. We announced effective January 2005 a reduction in the rate base of PC Magazine to 700,000 as did our primary competitor, PC World, when it reduced its rate base to 850,000 effective January 2005. We also have announced reductions in rate base or target circulation for certain other of our magazines. Although reduced circulation lowers our production and distribution expenses, it could also have a negative impact on our revenues that potentially equals or exceeds the production and distribution cost savings.

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

Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. Postal rates increased 9.9% in January 2001, 2.6% in July 2001, 9.9% in June 2002, 5.4% in January 2006 and are expected to increase an average of 11.7% in approximately July 2007. Each of these price increases has had a significant adverse effect on our cash flow, and any further significant cost increases will also have an adverse effect on our cash flow.

We may be adversely affected by a continued weakening of newsstand sales.

The magazine industry has seen a weakening of newsstand sales during the past few years. A continuation of this decline could adversely affect our financial condition and results of operations by reducing our circulation revenue and causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases which could then cause further negative impacts to our revenue.

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

Beginning with the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Beginning with the year ending December 31, 2008, we will be required to deliver, in addition to the above management assessment, an attestation report from our auditors on our management’s assessment of and operating effectiveness of internal controls. We are taking steps to comply with Section 404 and other Sarbanes-Oxley Act requirements. The efficacy of the steps we are taking to ensure the reliability of our financial statements is subject to continued management review, as well as audit committee oversight. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to accurately meet our reporting obligations. In addition, if we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner. Any failure by us to timely provide the required financial information could materially and adversely impact our business, our financial condition and the market value of the Notes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Properties

Our principal properties and the approximate square feet occupied by us (excluding excess space vacated or sublet to others) are currently as follows:

	Lease	Approximate
	Expiration	Square Feet

New York, New York (Headquarters)	2019	144,000
San Francisco, California	2010	35,000
Woburn, Massachusetts	2008	4,300

Properties other than those listed above include smaller sales and/or general offices in Chicago, Illinois; Topsfield, MA; and Houston, TX, under leases expiring through 2007. In September of 2006 the Company entered into a lease termination agreement related to its Medford, MA property. This lease termination agreement expires in November of 2010. We do not own real property and we lease all of our offices from third parties. We believe our facilities are in good operating condition and are suitable and adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

In May 2004, we gave notice of our election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, we were informed that the Former Licensee had commenced litigation against us in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against us, and granted our request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, we were informed that the Former Licensee had sued us in Greece for damages. In January 2007, a hearing was held concerning our counterclaims against the Former Licensee (the Former Licensee did not take the procedural steps necessary to have its claims against us heard at such time). We believe the court will issue a ruling on our counterclaims within a few months and believes it likely that the Former Licensee will notice a hearing on its claims at some point in the future. We currently do not anticipate that this matter will have a material impact on our financial condition or results of operations. We cannot give any assurances as to the outcome of these matters, however.

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

There is no public trading market for Ziff Davis Holdings’ common stock. There are approximately 35 holders of record of Ziff Davis Holdings’ common stock. Ziff Davis did not during 2006 sell any equity securities.

Ziff Davis Holdings has not paid cash dividends on its common stock and currently intends to retain any future earnings to finance operations, debt service and business expansion. Therefore, the payment of any cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of Ziff Davis Holdings and subject to terms of the indentures governing the Secured Notes and the Compounding Notes and Ziff Davis Holdings’ certificate of incorporation and will be dependent upon our earnings, capital requirements, financial condition and such other factors deemed relevant by the Board of Directors.

Ziff Davis Holdings did not repurchase any of its equity securities during 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents the selected historical financial information of Ziff Davis Holdings. The selected financial information as of December 31, 2006, 2005, 2004, 2003 and 2002, and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, were derived from the audited consolidated financial statements and the related notes of Ziff Davis Holdings, which appear in Item 8 in this Form 10-K, or in previously filed Form 10-K, with respect to the years ended December 31, 2003 and 2002.

The following selected historical financial and operating information of Ziff Davis Holdings should be read in conjunction with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes of Ziff Davis Holdings, which appear in this Form 10-K.

ZIFF DAVIS HOLDINGS INC.
SELECTED FINANCIAL DATA

	Year ended December 31,
	2006	2005	2004	2003	2002(2)
(in thousands of dollars)

Statement of Operations Data(1):
Revenue, net	$181,017	$187,611	$204,477	$194,107	$209,037

Operating expenses:
Cost of production	48,991	51,834	59,743	60,622	75,835
Selling, general and administrative expenses	104,893	117,688	110,939	98,973	125,171
Depreciation and amortization of property, equipment and intangible assets	7,628	5,831	6,202	10,793	18,851
Amortization of intangible assets	17,908	16,384	15,226	15,108	18,919
Restructuring charges, net(3)	510	2,967	5,491	(6,238)	48,950
Loss in equity investment	322	56	—	—	—
Write-down of intangible assets(4)	4,064	—	—	—	79,241
Acquisition related compensation	3,107	—	—	—	—
Transaction related expenses	409	—	—	—	—

Total operating expenses	187,832	194,760	197,601	179,258	366,967

Income (loss) from operations	$(6,815)	$(7,149)	$6,876	$14,849	$(157,930)

Net loss(2)	$(133,750)	$(118,075)	$(85,186)	$(1,909)	$(196,840)

Cash Flows and Other Data(1):
Cash Flows:
Operating	$(11,820)	$(8,803)	$9,801	$8,535	$(48,002)
Investing	(6,985)	(12,530)	(8,982)	2,411	(1,013)
Financing	—	22,915	(15,535)	(4,928)	70,349
Capital expenditures	6,928	6,542	5,849	2,518	2,567
Balance Sheet Data(1) (At End of Period):
Cash and cash equivalents	$15,369	$34,174	$32,592	$47,308	$41,290
Total assets	299,778	344,755	352,302	376,908	394,412
Total long-term debt	369,764	357,458	308,857	309,031	301,266
Redeemable preferred stock	996,578	899,533	814,549	739,602	673,577
Total stockholders’ deficit(2)	$(1,200,362)	$(1,066,612)	$(948,537)	$(863,351)	$(796,763)

(1)	The financial information presented is for Ziff Davis Holdings. See Note 19 to our Consolidated Financial Statements for condensed consolidating financial information for Ziff Davis Media and our subsidiary guarantors.

(2)	The Company adopted SFAS No. 150 on January 1, 2004.

(3)	The restructuring charges incurred in 2002, 2004 and 2005 were primarily related to the closure of magazines. They include the write-off of intangible assets, severance costs and costs to exit certain activities, such as facilities closure costs. The credit incurred in 2003 represents a reversal of a portion of the prior years’ accruals primarily relating to adjustments to our estimated future real estate lease costs after excess vacant space was sublet.

(4)	Reflects asset impairment charges primarily related to the closure of magazines.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements, including the notes to those statements, which are included in Item 8 of this Form 10-K and in conjunction with the sections of Item 1A of this Form 10-K titled “Forward-Looking Statements” and “Certain Risk Factors.” Historical results and percentage relationships set forth in the audited consolidated financial statements, including trends that might appear, should not be taken as indicative of results of future operations.

Overview

We are an integrated media company serving the technology and videogame markets. We reach over 28 million people a month through our portfolio of 32 websites, 6 award-winning magazines, and hundreds of consumer and business-to-business events, as well as business IT tools, custom publishing, and direct marketing services. We are headquartered in New York and also have offices and testing labs in San Francisco and Boston. We also license our brands internationally in 50 countries and 21 languages.

Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its ultimate investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.

We manage our business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products.

The Consumer/Small Business Group is principally comprised of PC Magazine; a number of consumer-focused Internet sites, led by pcmag.com and extremetech.com; and our consumer electronics convention, DigitalLife. During the fourth quarter of 2005, we ceased publishing both Sync and ExtremeTech magazines.

The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 17 Internet sites, affiliated with these brands and a number of vertical platform and community sites for readers; over 45 weekly eNewsletters; eSeminars, which produce live interactive webcasts; the Ziff Davis Web Buyers Guide, our searchable online directory of technology products, vendors and white papers; the custom solutions group, which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The Game Group is focused on the videogame market and is principally comprised of two publications, EGM and Games for Windows: The Official Magazine and the 1UP Network, a collection of online destinations for gaming enthusiasts. In November of 2005, we acquired FileFront.com which has helped expand the size and reach of the 1UP Network to over 13 million monthly unique visitors and 97 million page views. Starting with the December 2006 issue, Computer Gaming World was rebranded and its name was changed to Games for Windows: The Official Magazine. We discontinued Official U.S. PlayStation Magazine after its January 2007 issue.

For additional information on our operating segments, see Note 21 to the Consolidated Financial Statements.

The Company’s financial statements as of December 31, 2006 and 2005 and for the three years ended December 31, 2006, 2005 and 2004 are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries.

Technology Sector and Economic Trends

Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions; the amount and allocation of marketing expenditures by our clients; the extent to which sellers elect to advertise using print and online media; changes in paper prices and postage rates; and competition among computer technology and videogame marketers including print publishers and providers of other technology information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally impacting the technology industry including pricing pressures and temporary surpluses of inventory.

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

Results of Operations — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The table below presents results for the year ended December 31, 2006 and compares this to the results for the year ended December 31, 2005 (in thousands).

	Year ended	Year ended
	December 31,	December 31,
	2006	2005

Revenue, net	$181,017	$187,611

Operating expenses:
Cost of production	48,991	51,834
Selling, general and administrative expenses	104,893	117,688
Depreciation and amortization of property and equipment	7,628	5,831
Amortization of intangible assets	17,908	16,384
Restructuring charges, net	510	2,967
Impairment charge	4,064	—
Acquisition related compensation	3,107	—
Transaction related expenses	409	—
Loss in equity investment	322	56

Total operating expenses	187,832	194,760

Income (loss) from operations	(6,815)	(7,149)
Interest expense, net	(126,823)	(110,711)

Loss before income taxes	(133,638)	(117,860)
Income tax provision	112	215

Net loss	$(133,750)	$(118,075)

Revenue, Net

Revenue was $181.0 million for the year ended December 31, 2006 compared to $187.6 million in the comparable prior year period, a decrease of $6.6 million or 3.5%. Excluding the effect of discontinued publications, revenue increased $3.7 million or 2.0%.

Revenue for the Consumer/Small Business Group was $62.3 million in 2006 compared to $68.3 million in the comparable prior year period, a decrease of $6.0 million or 8.7%. Excluding closed publications revenue was essentially flat year over year. Growth in the Group’s online and DigitalLife revenues were able to offset the decline in print advertising and circulation revenues at PC Magazine. Revenue for Sync and ExtremeTech magazines, which were shut down in the fourth quarter of 2005, was $5.9 million in 2005.

Revenue for the Enterprise Group was $79.6 million in 2006 compared to $76.6 million in the comparable prior year period, an increase of $3.0 million or 3.9%. The increase primarily related to growth in the Group’s online, contract publishing and white paper businesses. This growth was partially offset by a decline in print advertising, list rental and the custom events business.

Revenue for the Game Group was $39.1 million in 2006 compared to $42.7 million in the comparable prior year period, a decrease of $3.6 million or 8.4%. Excluding the effect of closed publications, revenue increased $0.9 million or 3.6% year over year. This increase was primarily caused by an increase in the Group’s Online revenues, partially offset by a decrease in advertising and circulation revenues. We discontinued Official U.S. PlayStation Magazine after its January 2007 issue.

Cost of Production

Cost of production was $49.0 million for the year ended December 31, 2006 compared to $51.8 million for the comparable prior year period, a $2.8 million or 5.4% decrease. Excluding the effect of closed publications, production costs increased $0.5 million or 1.3% year over year.

Cost of production for the Consumer/Small Business Group was $13.9 million in 2006 compared to $16.2 million in 2005. Excluding closed publications, production costs for the Group increased $0.1 million or 1% versus prior year. This increase was primarily caused by an increase in website hosting fees and DigitalLife convention costs to support the growth of these businesses. This increase was partially offset by a decrease in production costs for PC Magazine. Production costs for Sync and Extreme Tech were $2.4 million in 2005.

Cost of production for the Enterprise Group was $14.9 million in 2006 compared to $14.0 million in 2005, an increase of $0.9 million or 6.4%. The increase in production costs primarily related to increases in online hosting fees and contract publishing costs to support the growth of these businesses. This increase was partially offset by a decrease in production costs at the Group’s three magazines.

Cost of production for the Game Group was $20.2 million in 2006 compared to $21.6 million in 2005, a decrease of $1.4 million or 6.4%. Excluding closed publications, production costs decreased $0.6 million or 5.7% year over year. This decrease was primarily caused by lower page volumes in 2006 compared to 2005, partially offset by an increase in online hosting fees to support the growth of the Group’s online business. The cost of production for Official U.S. PlayStation Magazine was $10.0 million and $10.3 million for 2006 and 2005, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2006 were $104.9 million, compared to $117.7 million for the year ended December 31, 2005, a $12.8 million or 10.8% decrease. Excluding closed publications, selling, general and administrative expenses decreased $4.6 million or 4.4% year over year.

Selling, general and administrative expenses for the Consumer/Small Business Group were $32.9 million in 2006 compared to $41.1 million in 2005, a decrease of $8.2 million or 20.0%. Excluding closed publications, selling, general and administrative expenses decreased $1.7 million or 5.2%. This decrease was primarily caused by lower edit, circulation and sales and marketing costs at PC Magazine in 2006 as compared to 2005. This decrease was partially offset by an increase in online content and technology costs year over year to support the growth in the Group’s online business. Selling, general and administrative costs for Sync and Extreme Tech were $6.5 million in 2005.

Selling, general and administrative expenses for the Enterprise Group were $52.3 million in 2006 compared to $56.9 million in 2005, a decrease of $4.6 million or 8.0%. This decrease was primarily caused by lower event execution costs that resulted from lower event volume, lower edit and circulation costs at the Group’s magazines.

Selling, general and administrative expenses for the Game Group were $19.7 million in 2006 and 2005, respectively. Excluding the effect of closed publications, selling, general and administrative expenses for the Group increased $1.7 million or 12.1% year over year. This increase was primarily caused by an increase in technology and content costs to support the growth of the Group’s online business. This increase was partially offset by a decrease in circulation costs at the Group’s magazines. Selling, general and administrative expenses for Official U.S. PlayStation Magazine were $3.9 million and $5.0 for the years ended December 31, 2006 and 2005, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $25.5 million and $22.2 million for the years ended December 31, 2006 and 2005, respectively. The increase was primarily caused by the amortization expenses related to intangible assets acquired in the November 2005 purchase of FileFront.com.

Restructuring charges, net

During the fourth quarter of 2006 we implemented a cost reduction and restructuring program. This program included the closure of Official U.S. PlayStation Magazine and the reduction of a portion of our central service workforce. During the fourth quarter of 2006 we recorded a charge of $0.7 million related to these actions.

During the third quarter of 2006 we vacated and sublet a portion of our New York office. We also agreed in principal to enter into a lease termination agreement related vacant space in the state of Massachusetts. The present value of these future lease payments had been accrued in our 2002 restructuring charge. These two actions resulted in a $1.5 million reduction of our restructuring liabilities at September 30, 2006. This reduction in our restructuring liabilities represents the present value of the savings associated with the two agreements. These actions will also reduce our cash commitments by approximately $0.7 million in 2007 and $4.6 million through 2019.

Also, during the three months ended September 30, 2006 we eliminated seven positions which resulted in a restructuring charge of approximately $0.1 million.

During the second quarter of 2006, we instituted a restructuring program that reduced the size of our workforce. This restructuring program will reduce future operating costs by eliminating several central service operating functions. We recorded a charge of $1.2 million during the three months ended June 30, 2006 for the cost of this restructuring program.

During the fourth quarter of 2005, we recorded a $3.0 million restructuring charge. The restructuring charge was principally comprised of severance for terminated employees and exit costs related to the closure of Sync and ExtremeTech magazines.

Impairment charge

During the third quarter of 2006 we determined that the unamortized historical value of intangible assets associated with Official U.S. PlayStation Magazine were not recoverable. As a result, we recorded an impairment charge of approximately $4.1 million.

Acquisition related compensation

During the fourth quarter of 2006 we accrued $3.1 million of acquisition related compensation pursuant to its acquisition of Connexus Media (dba Web Buyers Guide), Device Force and TM Media (dba DigitalLife).

Interest expense, net

Interest expense was $126.8 million for the year ended December 31, 2006, compared to $110.7 million for the year ended December 31, 2005. Our weighted average debt outstanding was approximately $365.3 million and $335.2 million, and our weighted average interest rate was 11.82% and 11.98% for the years ended December 31, 2006 and 2005, respectively. The increase in interest expense was primarily due to higher interest rates on the Floating Rate Notes as compared to the interest rates on the former Senior Credit Facility. In April of 2005 a refinancing was completed whereby the Senior Credit Facility was paid off and we issued $205.0 million of Floating Rate Notes. The interest rate on our Floating Rate Notes is set at 3-month LIBOR plus 6%. This rate ranged from 10.2% to 11.5% for the year ended December 31, 2006. Prior to the refinancing in April of 2005, the interest rates on the borrowings pursuant to the Senior Credit Facility ranged from 7.07% to 7.57%. A portion of this increase is also attributable to a higher carrying value on our Mandatorily Redeemable Preferred Stock. Interest

expense for the year ended December 31, 2006 included the following non cash items: (1) $97.0 million related to the accrued dividends on the Mandatorily Redeemable Preferred Stock, (2) $1.1 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $3.2 million of amortization of debt issuance costs and (4) $12.3 million of interest expense related to the Compounding Notes, which was more than offset by a $17.2 million reduction in interest expense related to the reduction of the Accrued interest compounding notes for the year. In August of 2006 the Compounding Notes started to accrue 12% interest on a cash basis with the first cash interest payment due in February 2007. As of December 31, 2006 we had recorded accrued interest of $6.9 million related to this payment.

Income taxes

Any tax benefits resulting from the loss before income taxes for the year ended December 31, 2006 and 2005 is offset in full by a 100% valuation allowance. The income tax provision of $0.1 million and $0.2 million for the respective periods represent foreign withholding taxes related to revenue earned from international licensing partners and state and local taxes.

Results of Operations — Year ended December 31, 2005 compared to year ended December 31, 2004.

The table below presents results for the year ended December 31, 2005 and compares this to the results for the year ended December 31, 2004 (in thousands).

	Year ended	Year ended
	December 31,	December 31,
	2005	2004

Revenue, net	$187,611	$204,477

Operating expenses:
Cost of production	51,834	59,743
Selling, general and administrative expenses	117,688	110,939
Depreciation and amortization of property and equipment	5,831	6,202
Amortization of intangible assets	16,384	15,226
Restructuring charges, net	2,967	5,491
Loss in equity investment	56	—
Total operating expenses	194,760	197,601

Income (loss) from operations	(7,149)	6,876
Interest expense, net	(110,711)	(91,824)

Loss before income taxes	(117,860)	(84,948)
Income tax provision	215	238

Net loss	$(118,075)	$(85,186)

Revenue, Net

Revenue was $187.6 million for the year ended December 31, 2005 compared to $204.5 million in the comparable prior year period, a decrease of $16.9 million, or 8.3%.

Revenue for the Consumer/Small Business Group was $68.3 million in 2005 compared to $81.0 million in the comparable prior year period, a decrease of $12.7 million or 15.6%. The decrease was primarily caused by lower print advertising revenues and lower circulation revenues for PC Magazine. PC Magazine ad pages and its ad page yield declined year over year. This decrease in ad page yield was primarily caused by the PC Magazine’s rate base reduction that occurred in the first quarter of 2005. This decline was partially offset by an increase in the online businesses, principally pcmag.com, and a 37% increase in revenues for the DigitalLife convention. Revenue for Sync and ExtremeTech magazines, which were shut down in the fourth quarter of 2005, was $5.9 million in 2005 compared to $2.5 million in 2004.

Revenue for the Enterprise Group was $76.6 million in 2005 compared to $72.9 million in the comparable prior year period, an increase of $3.7 million or 5.0%. The increase primarily related to the growth of the Enterprise Group’s online properties as well as its Custom Solutions Group. These increases are partially offset by a decline in print advertising and list rental revenues. Ad pages for the Enterprise Group publications increased year over year, but ad page yields decreased year-over-year.

Revenue for the Game Group was $42.7 million in 2005 compared to $50.6 million in the comparable prior year period, a decrease of $7.9 million or 15.6%. The decrease was primarily related to the expiration of the GMR magazine partnership as well as the reduction in frequency of Xbox Nation and lower newsstand sales and advertising revenues. Revenues for GMR and Xbox Nation were $0.4 million in 2005 compared to $4.2 million in 2004. The decline in newsstand revenue was primarily caused by the current stage of the videogame console market. These decreases were partially offset by an increase in the Game Group’s online revenues.

Cost of Production

Cost of production was $51.8 million for the year ended December 31, 2005 compared to $59.7 million for the comparable prior year period, a $7.9 million or 13.2% decrease.

Cost of production for the Consumer/Small Business Group decreased $4.4 million or 21.3%, from $20.6 million in 2004 to $16.2 million for the year ended December 31, 2005. The decrease was primarily caused by PC Magazine’s rate base reduction in the first quarter of 2005, which reduced the volume of magazines produced year-over-year. The decrease was partially offset by higher costs to produce the expanded DigitalLife convention.

Cost of production for the Enterprise Group decreased $0.2 million to $14.0 million for the year ended December 31, 2005 compared to $14.2 million for the year ended December 31, 2004. This decrease was caused by the elimination of costs related to the Business 4Site West event, which did not take place in 2005. This decrease was partially offset by two more issues being produced in 2005 than in 2004.

Cost of production for the Game Group decreased $3.3 million or 13.2%, from $24.9 million in 2004 to $21.6 million in 2005. The decrease primarily relates to reduction in frequency of publication of Xbox Nation in 2005, a reduced number of issues in 2005 and lower ad pages in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2005 were $117.7 million, compared to $110.9 million for the year ended December 31, 2004, a $6.8 million or 6.1% increase.

Selling, general and administrative expenses for the Consumer/Small Business Group increased $1.3 million or 3.2%, from $39.4 million in 2004 to $41.1 million in 2005. The increase was primarily due to increased spending on content development and sales and marketing to expand the Group’s online business. The majority of these costs related to an increase in employees year over year. This increase in costs was partially offset by lower spending in the magazine circulation and marketing areas. The primary reasons for this increase was the decline in the revenue and the increase in headcount associated with building the group’s online business, and the Company’s DigitalLife convention.

Selling, general and administrative expenses for the Enterprise Group increased $10.2 million or 21.8%, from $46.7 million in 2004 to $56.9 million. The increase was primarily due to an increase in costs to grow the Group’s online businesses as well as higher execution costs related to growing the Group’s custom events business. This cost increase primarily related to an increase in employees year over year.

Selling, general and administrative expenses for the Game Group decreased $4.2 million or 21.1%, from $24.4 million in 2004 to $19.7 million. Approximately $2.1 million or 46.7% of this decrease was attributable to the reduction of costs resulting from the reduction in the frequency of publication of Xbox Nation and the expiration of the GMR contract in early 2005. The decrease was also caused by a reduction in sales, marketing, circulation and editorial costs for Computer Gaming World, Electronic Gaming Monthly, and Official U.S. Playstation Magazine year over year. These decreases were partially offset by an increase in costs to expand the group’s 1UP Network year over year.

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

Interest expense, net

Interest expense was $110.7 million for the year ended December 31, 2005, compared to $91.8 million for the year ended December 31, 2004. Our weighted average debt outstanding was approximately $335.2 million and $310.2 million, and our weighted average interest rate was 11.98% and 9.07% for the years ended December 31, 2005 and 2004, respectively. Interest expense includes the interest associated with our Floating Rate Notes, Compounding Notes and 12% Notes. It also includes $84.9 million in non-cash interest related to the accretion of dividends on our Mandatorily Redeemable Preferred Stock as well as non-cash reduction of interest expense of $15.9 million related to our August 2002 financial restructuring (see Note 13 to the Consolidated Financial Statements).

Income taxes

The income tax provisions of $0.2 million for the years ended December 31, 2005 and 2004 resulted from foreign withholding taxes on our international licensing revenue as well as certain minimum state and local taxes, despite the consolidated entity having a pre-tax loss.

Liquidity and Capital Resources

Total cash and cash equivalents at December 31, 2006 was $15.4 million. We historically have relied upon cash flow from operating activities, borrowings, and additional investments from our equity sponsors to finance our operations.

Total long-term debt at December 31, 2006 was $369.8 million and consisted of $205.0 million of Floating Rate Notes, $152.5 million of Compounding Notes and $12.3 million of 12% Notes. Total debt does not include $996.6 million in aggregate redemption value of outstanding shares of Mandatorily Redeemable Preferred Stock of Ziff Davis Holdings.

The Compounding Notes are due in 2009. Non-cash interest was compounded quarterly on these notes at 13% from August 2002 through August 2004 and at 14% from August 2004 through August 2006. Commencing August 2006, cash interest accrues on these notes at 12%. The first cash payment was made in February 2007.

On February 15, 2007, we executed a Note Purchase Agreement related to the issuance of an aggregate of $20.0 million in principal amount of New Notes. We intend to use the net proceeds of the sale of the New Notes for general corporate purposes, including payment of interest obligations on our outstanding debt securities.

Including our February 2007 financing and based on the current interest rates, we anticipate approximately $45.0 million in cash interest payments for the year ended December 31, 2007.

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

Liquidity Position

We believe that our cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet our liquidity, working capital and capital spending needs through December 31, 2007. We have no further borrowing capacity under our current debt instruments. None of our outstanding indebtedness requires us to meet or maintain any financial covenants. Our existing debt instruments contain only incurrence-based covenants that require certain financial criteria be met if we intend to take certain actions, such as incur additional debt or make a restricted payment, as defined.

We will continually evaluate our business unit performance and we are positioned to act quickly to implement the requisite steps, principally expense and capital reductions, in the event unexpected market or competitive changes give rise to a risk of decline in financial performance. We have retained two financial advisors to assist us in exploring strategic alternatives to maximize investor value, including the possible sale of some or all of our assets. There can be no assurances that this process will result in any specific transactions.

On February 15, 2007, we executed a Note Purchase Agreement related to the issuance of an aggregate of $20.0 million in principal amount of New Notes due 2012. We used the net proceeds of the sale of the New Notes for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors. We believe that our transformation from a company focused on print into a multimedia company that generates a material percentage of its revenue from Internet, events and other non-print businesses will continue. It is expected that these non-print businesses will continue to grow in profitability and will generate meaningful incremental free cash flow to assist us in servicing our long-term obligations. Our current intention is to repay our long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder from the refinancing of such obligations, including our Mandatorily Redeemable Preferred Stock, or the sale of assets. With respect to the redemption of our Mandatorily Redeemable Preferred Stock, we believe the primary holder of these securities, our equity sponsor, Willis Stein, will continue to support our future growth plans and will develop a plan to extend the maturities or refinance these securities in the event that it should become necessary. There is no assurance, however, that refinancings of indebtedness, including preferred securities, or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing indebtedness; as a result these uncertainties raise doubt about our ability to continue as a going concern, that is to realize our assets and satisfy our liabilities in the normal course of business.

Significant assumptions and risks apply to the above discussion, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. See Item 1A Risk Factors.

Sources and Uses of Cash — Years Ended December 31, 2006 and 2005

Details for the changes in our cash and cash equivalents during the year ended December 31, 2006 and 2005 are discussed below.

Operating Activities.  Cash used in operating activities was $11.8 million for the year ended December 31, 2006 compared to $8.8 million for the year ended December 31, 2005. This increase was primarily caused by an increase in cash interest expense and additional cash used in working capital during the year ended December 31, 2006. During the years ended December 31, 2006 and 2005 the Company generated cash from accounts receivable of $0.5 million and $1.2 million, respectively. During the year ended December 31, 2006 and 2005 the Company used $1.9 million and $6.3 million, respectively to reduce accounts payable and accrued expenses.

Investing Activities.  Cash used in investing activities was $6.9 million and $12.5 million for the year ended December 31, 2006 and 2005, respectively. This decrease primarily relates to the absence in 2006 of the FileFront.com acquisition and purchase of an equity investment in a joint venture which together totaled $6.0 million in 2005.

Financing Activities.  Cash provided by financing activities was $0 and $22.9 million for the year ended December 31, 2006 and 2005, respectively. The source of cash for the year ended December 31, 2005 represents the net proceeds from the Floating Rate Notes offering in April 2005.

Contractual Obligations and Commitments

As of December 31, 2006, we had long-term debt and preferred stock obligations totaling $369.8 million and $996.6 million, respectively.

The following table sets forth our contractual obligations at December 31, 2006, excluding future interest and dividends:

	Balance at December 31, 2006
		Less than	One to	Three to	After
(in thousands of dollars)	Total	one year	three years	five years	five years

Long-term debt	$369,764	$—	$152,484	$12,280	$205,000
Preferred stock at redemption value	996,578	—	—	996,578	—
Non-cancelable operating lease obligations	74,862	9,295	16,537	12,339	36,722

	$1,441,234	$9,295	$169,021	$1,021197	$241,721

The caption ‘‘Non-cancelable operating lease obligations’’ in the above table includes our real estate operating lease obligations, net of existing subleases, at December 31, 2006. However, the lease obligation amounts are gross lease payments reflecting contractual lease escalations and have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of December 31, 2006, nor discounted to present value.

Pursuant to purchase agreements related to our acquisitions in 2003, 2004 and 2005, we may be required to pay additional contingent purchase consideration. This additional contingent consideration is based on revenues and certain other performance measures to be earned or achieved in 2006 and 2007. As of December 31, 2006 we had accrued $3.1 million related to acquisition related compensation. The acquisition related compensation relates to earnout agreements associated with acquisitions made in prior years. We expect to pay this in 2007. We may be required to pay additional contingent purchase consideration pursuant to two of our acquisitions in the fourth quarter of 2007 and second quarter of 2009, respectively, subject in each case to the applicable business achieving certain performance results. No accrual for these possible future obligations has been made as of December 31, 2006 as the measurements occur during the third quarter of 2007 and at year-end 2008, respectively.

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

Lastly, certain legal proceedings described are potential contingencies, which could also affect our liquidity in future periods. See Item 3 Legal Proceedings.

Off-Balance-Sheet Arrangements

At December 31, 2006, we did not have any relationships with variable interest (otherwise known as “special purpose”) entities that have been established for the purpose of facilitating off-balance-sheet debt.

In the ordinary course of business, we have indemnification obligations with respect to letters of credit primarily used as security against non-performance in relation to certain of our non-cancelable operating lease obligations. The outstanding letters of credit approximated $1.6 million at December 31, 2006, and are not recorded on the Consolidated Balance Sheet as of December 31, 2006. These letters are collateralized by restricted cash balances. As of December 31, 2006, such balances are reported in other assets, net on the balance sheet.

Cyclicality

Revenue from print advertising accounted for approximately 40% of our total revenue for the year ended December 31, 2006. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition and operating results with respect to comparability to prior periods.

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

We review the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each year. We also periodically evaluate the recoverability of our long-lived assets, including property and equipment, goodwill and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with our annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the fair value of the asset determined by these evaluations is less than its carrying amount, an impairment charge is recognized for the difference. Future adverse changes in market conditions or continuing poor operating results of certain businesses may also indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment evaluation and charge.

Effect of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to SFAS No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are evaluating the potential effects of FIN 48 on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

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

Our adoption of SAB 108 did not have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

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

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard. If elected, FAS 159 would be effective for the Company as of January 1, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the Floating Rate Notes having a floating interest rate based on 3-month LIBOR, but our Compounding Notes and 12% Notes having fixed rates, only $164.8 million or 44.5% of our total debt was effectively set at a fixed rate of interest as of December 31, 2006. Accordingly a 1.00% fluctuation in market interest rates would cause a $2.0 million fluctuation in interest expense with respect to the Floating Rate Notes. In February 2007, we issued the New Notes which have a floating interest rate based on 3-month LIBOR. A 1.00% fluctuation in market interest rates would cause a $0.2 million fluctuation in interest expense with respect to the New Notes, which fluctuation would increase in the event we chose to compound all or a portion of the interest due on the New Notes that we are permitted to compound.

Inflation and Fluctuations in Paper Prices and Postage Costs

We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. Paper costs increased approximately 8% for the year ended December 31, 2006 compared to the year ended December 31, 2005. Moreover, postage rates are expected to increase by an average of 11.7% in approximately July 2007. In addition, during 2001 we outsourced the majority of our paper buying to our printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ziff Davis Holdings Inc.

We have audited the accompanying consolidated balance sheets of Ziff Davis Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ziff Davis Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of approximately $133.8 million during the year ended December 31, 2006 and, as of that date, the Company had a working capital deficit and an accumulated deficit of approximately $21.0 million and $1.2 billion, respectively. These factors, among others as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Grant Thornton LLP

New York, New York
March 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ziff Davis Holdings Inc.

In our opinion, the consolidated statements of operations, cash flows and changes in stockholders’ deficit for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Ziff Davis Holdings Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 21, 2005

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	As of December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$15,369	$34,174
Accounts receivable, net	30,872	30,456
Inventories	131	437
Prepaid expenses and other current assets	4,730	5,632

Total current assets	51,102	70,699
Property and equipment, net	15,622	16,322
Intangible assets, net	174,466	196,380
Goodwill	39,828	39,828
Other assets, net (including restricted cash of $1,657 and $1,623)	18,760	21,526

Total assets	$299,778	$344,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,664	$21,787
Accrued expenses and other current liabilities	38,791	32,171
Unexpired subscriptions and deferred revenue, net	15,606	18,177

Total current liabilities	72,061	72,135
Long-term debt	369,764	357,458
Accrued interest — troubled debt restructuring	43,084	60,278
Accrued restructuring — long-term	8,041	12,058
Mandatorily redeemable preferred stock	996,578	899,533
Other non-current liabilities	10,612	9,905

Total liabilities	1,500,140	1,411,367

Commitments and contingencies
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 issued and outstanding as of December 31, 2006 and 2005, respectively	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,226,159)	(1,092,409)

Total stockholders’ deficit	(1,200,362)	(1,066,612)

Total liabilities and stockholders’ deficit	$299,778	$344,755

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the year ended December 31,
	2006	2005	2004

Revenue, net	$181,017	$187,611	$204,477

Operating expenses:
Cost of production	48,991	51,834	59,743
Selling, general and administrative expenses	104,893	117,688	110,939
Depreciation and amortization of property and equipment	7,628	5,831	6,202
Amortization of intangible assets	17,908	16,384	15,226
Restructuring charges, net	510	2,967	5,491
Impairment charge	4,064	—	—
Acquisition related compensation	3,107	—	—
Transaction related expenses	409	—	—
Loss in equity investment	322	56

Total operating expenses	187,832	194,760	197,601

Income (loss) from operations	(6,815)	(7,149)	6,876
Interest expense, net	(126,823)	(110,711)	(91,824)

Loss before income taxes	(133,638)	(117,860)	(84,948)
Income tax provision	112	215	238

Net loss	$(133,750)	$(118,075)	$(85,186)

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the year ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(133,750)	$(118,075)	$(85,186)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued dividends on mandatorily redeemable preferred stock	97,045	84,985	74,947
Depreciation and amortization	25,536	22,215	21,428
Restructuring charge	(800)	2,967	5,491
Loss in equity investment	322	56	—
Provision for doubtful accounts	(896)	1,118	(769)
Non-cash rent (income) expense	71	164	(389)
Non-cash interest	(3,783)	2,598	1,531
Amortization of debt issuance costs	3,183	3,316	2,236
Non-cash stock compensation	3	(807)	1,109
Impairment charge	4,064	—	—
Changes in operating assets and liabilities:
Accounts receivable	480	1,162	(1,439)
Inventories	306	138	(254)
Prepaid expenses and other, net	902	768	840
Accounts payable and accrued expenses	(1,932)	(6,340)	(4,901)
Unexpired subscriptions and deferred revenue assets, net	(2,571)	(3,068)	(4,843)

Net cash (used in) provided by operating activities	(11,820)	(8,803)	9,801

Cash flows from investing activities:
Capital expenditures	(6,928)	(6,542)	(5,849)
Acquisitions	(57)	(5,237)	(3,146)
Joint venture investment	—	(751)	—
Net proceeds from sale of assets	—	—	13

Net cash used in investing activities	(6,985)	(12,530)	(8,982)

Cash flows from financing activities:
Proceeds from sale of floating rate notes	—	205,000	—
Debt issuance costs	—	(6,321)	(488)
Repayment of borrowings under senior credit facilities	—	(174,141)	(15,047)
Funding of letters of credit, net	—	(1,623)	—

Net cash provided by (used in) financing activities	—	22,915	(15,535)

Net increase (decrease) in cash and cash equivalents	(18,805)	1,582	(14,716)
Cash and cash equivalents at beginning of year	34,174	32,592	47,308

Cash and cash equivalents at end of year	$15,369	$34,174	$32,592

Cash paid during the year for:
Interest	$23,802	$16,963	$11,743
Income taxes	112	215	15

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands except per share data)

			Stock	Additional		Total
	Common stock		subscription	paid-in	Accumulated	stockholders’	Comprehensive
	Shares	Amount	loans	capital	deficit	deficit	loss

Balance at December 31, 2003	2,312,928	$17,343	$(14)	$8,468	$(889,148)	$(863,351)
Cancellation of shareholder loans	(1,879)	(14)	14	—		—
Net loss	—	—	—	—	(85,186)	(85,186)	(85,186)

Balance at December 31, 2004	2,311,049	$17,329	$—	$8,468	$(974,334)	$(948,537)	$(85,186)

Net loss	—	—	—	—	(118,075)	(118,075)	(118,075)

Balance at December 31, 2005	2,311,049	$17,329	$—	$8,468	$(1,092,409)	$(1,066,612)	$(118,075)

Net loss	—	—	—	—	(133,750)	(133,750)	(133,750)

Balance at December 31, 2006	2,311,049	$17,329	$—	$8,468	$(1,226,159)	$(1,200,362)	$(133,750)

The accompanying notes are an integral part of these consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Formation of Ziff Davis Holdings Inc.

We are an integrated media company serving the technology and videogame markets. We reach over 28 million people a month through our portfolio of 32 websites, 6 award-winning magazines, and hundreds of consumer and business-to-business events, as well as business IT tools, custom publishing, and direct marketing services. We are headquartered in New York and also have offices and testing labs in San Francisco and Boston. We also license our brands internationally in 50 countries and 21 languages.

Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media. Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its ultimate investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc.

Operations

The Company manages its business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products, serving markets primarily located in the United States.

The Consumer/Small Business Group is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005, the Company ceased publishing both Sync and ExtremeTech magazines.

The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 17 Internet sites affiliated with these brands and a number of vertical platform and community sites for readers; over 45 weekly eNewsletters; eSeminars, which produce live interactive webcasts; the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products, vendors and white papers; the custom solutions group, which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The Game Group is focused on the videogame market and is principally comprised of two publications, EGM and Games for Windows: The Official Magazine and the 1UP Network, a collection of online destinations for gaming enthusiasts. In November of 2005, the Company acquired FileFront.com which has helped expand the size and reach of the 1UP Network to over 13 million monthly unique visitors and 97 million page views. Starting with the December 2006 issue, Computer Gaming World was rebranded and its name was changed to Games for Windows: The Official Magazine. The Company discontinued Official U.S. PlayStation Magazine after its January 2007 issue.

For additional information on the Company’s operating segments, see Note 21.

Liquidity

The Company’s financial statements have been presented on the basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION (continued)

As of December 31, 2006, the Company had long-term debt and redeemable preferred stock (which has been classified as debt) totaling $369,764 and $996,578 respectively, and a working capital deficit of approximately $20,959. The Company has also incurred a $6,815 loss from operations and a $133,750 net loss for the year ended December 31, 2006. Commencing August 2006, the Company’s Compounding Notes due 2009 (the “Compounding Notes”) accrue interest on a cash basis. The first cash interest payment for the Compounding Notes was made in February 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On February 15, 2007, the Company executed a Note Purchase Agreement related to the issuance of an aggregate of $20.0 million in principal amount of new Senior Secured Notes due 2012 (“New Notes”). The Company used the net proceeds of the sale of the New Notes for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money.

The Company’s ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors. The Company believes that its transformation from a Company focused on print into Internet, events and other non-print businesses will continue. It is expected that these non-print businesses will continue to grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder from the refinancing of such obligations, including its Mandatorily Redeemable Preferred Stock, or the sale of assets. With respect to the redemption of its Mandatorily Redeemable Preferred Stock, the Company believes the primary holder of these securities, its equity sponsor, Willis Stein, will continue to support its future growth plans and will develop a plan to extend the maturities or refinance these securities in the event that it should become necessary. There is no assurance, however, that refinancings of indebtedness, including preferred securities, or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness; as a result these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern, and to realize its assets and satisfy its liabilities in the normal course of business.

The Company believes that its cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs through December 31, 2007. None of the Company’s outstanding indebtedness require it to meet any financial covenants. The Company has no further borrowing capacity under our current debt instruments.

The Company will continually evaluate its business unit performance and is positioned to act quickly to implement the requisite steps, principally expense and capital reductions, in the event unexpected market or competitive changes give rise to a risk of decline in financial performance (see Note 10). The Company has retained two financial advisors to assist it in exploring strategic alternatives to maximize investor value, including the possible sale of some or all of the Company’s assets. There can be no assurances that this process will result in any specific transactions.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The financial statements of the Company as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The Company places its temporary cash investments with various financial institutions. At times, such investments may be in excess of federally insured limits. The Company has not experienced losses in such accounts.

The Company’s advertisers primarily include customers who represent a variety of technology companies who are principally based in the United States. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers. No one customer accounted for more than 8% of consolidated revenue for the years ended December 31, 2006, 2005 and 2004, or total accounts receivable as of December 31, 2006 and 2005.

Inventories

Inventories, which consist of paper, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company does not carry any significant paper inventory as it has outsourced its paper buying function to its printer suppliers. The inventories amount reflected on the Consolidated Balance Sheets is primarily related to the production of eWEEK.

Property and equipment

Property and equipment have been recorded at cost or their estimated fair value if acquired during a business combination at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the acquired assets, ranging from 2 to 16 years. Leasehold improvements are amortized using the straight-line method over the service life of the improvement or the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred.

Capitalized software

In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and EITF 00-2 “Accounting for Website Development Costs” the Company capitalizes certain costs incurred for the development of internal use software. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. These costs are included in property, plant and equipment in the accompanying Consolidated Balance Sheets. Costs incurred in connection with business process re-engineering are expensed as incurred. The Company capitalized approximately $5,284, $4,526 and $3,534 of internal use software costs, principally in connection with its Internet properties, during the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $6,880 and $5,500 of unamortized software costs remained at December 31, 2006 and 2005, respectively, and are included in property and equipment.

Intangible assets and Goodwill

Intangible assets consist principally of advertising lists, subscriber lists, trademarks and trade names and goodwill. Amortization of the definite-lived assets is computed on a straight-line basis over estimated useful lives, ranging from 2 to 20 years. Advertising lists and subscriber lists are recorded at an estimated fair value as determined by an income approach. Trademarks and tradenames are recorded at estimated fair value using a relief from royalty approach. In determining estimated useful lives, the Company considers its competitive position in the markets in which it operates, the historical attrition rates of advertisers and subscribers and legal and contractual obligations.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. The Company reviews the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and also performs such tests if any event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company compares the estimated fair values of reporting units with their respective net book values. Fair value is generally determined based on estimated future cash flows of the related assets. If the fair value of a reporting unit equals or exceeds its carrying amount, the goodwill and indefinite-lived intangible assets of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill and indefinite-lived intangible assets impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company did not recognize any impairment of its indefinite-lived intangible assets for the years ended December 31, 2006, 2005 and 2004.

Impairment of long-lived assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses for assets to be held and used are recognized in operating results in the event that the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset. If undiscounted expected future cash flows are not sufficient to support the recorded value of the assets, an impairment loss is recognized for the difference between fair value and the carrying value to reduce the intangible assets to their estimated recoverable value. Fair value is determined using quoted market prices in an active market (if available). If quoted market prices are not available, management estimates the fair market value using the best information available including prices for similar assets and the results of established valuation techniques. In September 2006 as a result of the Company’s decision to cease publishing Official U.S. PlayStation Magazine, it determined that the unamortized historical value of the Official U.S. PlayStation Magazine trademark and trade name was not recoverable because the sum of projected undiscounted cash flows expected to result from this asset was less than its carrying amount. As a result the Company recorded an impairment charge of approximately $4.1 million in the quarter ended September 30, 2006.

Debt issuance costs

The cost to issue debt is recorded in other assets and amortized to interest expense over the term of the related debt using the straight line method which is not materially different than the effective interest method. At December 31, 2006 and 2005, the Consolidated Balance Sheets included $10,786 and $13,970 in net debt issuance costs, respectively, within Other assets, net. The Company amortized $3,183, $3,316 and $2,236 for the years ended December 31, 2006, 2005 and 2004, respectively. The accumulated amortization related to these costs at December 31, 2006 and December 31, 2005 were $8,247 and $5,064, respectively. During 2005 the Company wrote off approximately $330 of debt issuance costs as a result of its April 2005 refinancing.

Revenue, net

Advertising revenue for the Company’s magazine publications, less agency commissions and sales incentives, is recognized as income in the month that the related publications are sent to subscribers or become available for sale at newsstands. Circulation revenue consists of both subscription and single copy newsstand sales. Subscription revenue (which is net of agency fees), less estimated cancellations, is deferred when paid and then recognized as income in the month that the related publications are sent to subscribers. Newsstand sales, less estimated returns and certain sales incentives, are recognized in the month that the related publications are sold at newsstands. Advertising revenue for the Company’s Internet properties is recognized when the advertising impressions are delivered. The Company also derives revenue from royalty agreements, list rentals, custom conferences and other sources. These

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

other revenues are recognized over the terms of related agreements or when services are provided. The Company recorded approximately $378, $1,120 and $2,504 in barter revenue and expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Operating costs and expenses

Cost of production includes the direct costs of producing the magazines, which are primarily paper, manufacturing, distribution and fulfillment expenses. Costs of production also includes certain technology costs associated with its Internet business as well as the event execution costs for its DigitalLife convention.

Selling, general and administrative costs include compensation, editorial, product development, advertising and subscriber acquisition costs, sales and marketing and other general and administrative costs. Editorial and product development costs, including pre-publication expenses, are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products. Advertising costs are expensed as incurred. It also includes certain direct costs of the Company’s Internet operations, and its DigitalLife convention. Costs associated with the DigitalLife convention are deferred and expensed when the convention takes place.

Stock-based compensation

At December 31, 2006, the Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for the common stock option component of these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Due to the nature of rights granted to the option holders and the debt classification of the underlying securities in the case of the options on the preferred stock, the Company has historically utilized a fair value pricing model to calculate the value of the stock options when granted. The value of these preferred stock options had been remeasured at each reporting period and any changes in the value were recorded as compensation (income) expense in the period relative to the vested portion of the outstanding option. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method.

Under this transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the fair value as of the grant date fair value estimated in accordance with original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the fair value as of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated. Stock-based employee compensation expense (income) recorded to operations during the years ended December 31, 2006, 2005 and 2004 were $3, ($807) and $1,109, respectively.

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

Fair value of financial investments

The Company’s financial instruments recorded on the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, preferred stock, and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Fair value of long-term debt is based on rates available to the Company for debt with similar terms and maturities. Fair value of public debt is based on quoted market prices, where available, or quoted market prices of comparable instruments. Fair value of preferred stock is based on the present value of expected future cash flows, discounted at a risk-adjusted required rate of return (see Note 23).

Use of estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring related costs and the recoverability of long-lived assets, including the excess of purchase price over net assets acquired. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These form the basis of the Company’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates which would effect the Company’s reported results of operations. The Company believes the following is a description of the critical policies and estimates used in the preparation of its consolidated financial statements.

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

Reserves for restructuring related costs including severance, magazine and facilities closures are estimated costs resulting from management’s plans and actions to consolidate operations and eliminate headcount to reduce total operating costs. If the future payments of these costs were to differ from its estimates, the Company may need to increase or decrease its reserves. The Company recorded net restructuring charges related to its 2006, 2005 and 2004 cost reduction and restructuring programs of $510, $2,967 and $5,491. The net restructuring charge recorded in 2006 reflects a credit of $1,467 recognized by revising a portion of the balance that had been accrued in the Company’s 2002 restructuring charge.

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

Advertising

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $7,141, $12,846 and $12,595 for the years ending December 31, 2006, 2005 and 2004, respectively.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to SFAS No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is currently evaluating the potential effects of FIN 48 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

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

The Company adopted SAB 108 in connection with the preparation of these financial statements for the year ended December 31, 2006 and did not record any adjustments to the prior year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard. If elected, FAS 159 would be effective for the Company as of January 1, 2008.

Reclassifications

Certain amounts have been reclassified to conform to the current financial statement presentation.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

Acquisitions

In October 2004, the Company acquired Connexus Media Inc. (“CMI”), a business-to-business online publishing company based in Topsfield, Massachusetts. Under the terms of the agreement, the Company acquired CMI’s portfolio of 25 prominent business-to-business, vertical and technology specific websites, 10 weekly eNewsletters, 25 list rental databases and other ancillary paid content programs. CMI resides in the Enterprise Group for segment reporting purposes.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)

In December 2004, the Company acquired DeviceForge LLC (“DeviceForge”), a vertical online business-to-business publishing company for the application developers, business executives and technologists. DeviceForge resides in the Enterprise Group for segment reporting purposes.

The purchase price of these acquisitions was $3,146 of which $1,356 was allocated to intangible assets, $1,764 was allocated to goodwill and the remainder was allocated to tangible assets.

In November 2005, the Company acquired FileFront, L.P. (“FileFront”), a leading destination for videogame downloads including demos, game trailers, patches and drivers. The cost of the FileFront acquisition was $5,237 of which $4,630 was allocated to intangible assets and $607 was allocated to fixed assets. The subscriber list is being amortized over three years. FileFront resides in the Game Group for segment reporting purposes.

Had these acquisitions occurred on January 1, 2004 or January 1, 2005 the impact on the Company’s results of operations would not have been material.

As of December 31, 2006 the Company recorded $3,107 of acquisition related compensation in its Consolidated Statement of Operations with respect to Web Buyers Guide, DeviceForge and DigitalLife. This acquisition related compensation expense was determined based on certain earnout provisions contained in purchase agreements resulting from certain prior period acquisitions. The Company plans on paying this amount, substantially all of which is due to certain current employees, during 2007. The Company may be required to pay additional contingent purchase consideration for FileFront during December of 2007 if certain performance targets, as defined in the purchase agreement, are achieved and may be required to pay additional contingent purchase consideration with respect to DigitalLife in April 2009 if a certain performance target, as defined in the purchase agreement, is achieved.

In November 2005, the Company contributed $751 and formed a joint venture with SEEC Media Group Limited to launch certain licensed editions of Company magazines in China. The joint venture launched PC Magazine China in November 2005 and CIO Insight China in December 2006.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Trade accounts receivable are recorded at the invoiced amount. Although the Company may have the right to demand interest for certain delinquent accounts, the Company has not recorded any receivables for interest on delinquent accounts. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the allowance for doubtful accounts on a monthly basis and assigns an estimated reserve to the balances. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off- balance-sheet credit exposure related to its customers.

In consultation with our third party distributors, the Company determines the number of magazines to deliver to newsstand locations. The allowance for newsstand returns is based on the estimate of unsold copies for each issue. This estimate is based on historical trades for each magazine.

Allowances for subscription cancellations are based on estimates of the number of subscribers who will cancel their subscription. These estimates are based on historical trends for each magazine.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 4 — ACCOUNTS RECEIVABLE, NET (continued)

Gross accounts receivable consists of the following:

	December 31,
	2006	2005

Trade	$28,599	$28,890
Newsstand	31,948	23,463
Subscription	3,431	4,068

Total gross accounts receivable	63,978	56,421
Allowance for newsstand returns and cancellations	(27,588)	(19,141)
Allowance for trade accounts receivable	(3,845)	(4,773)
Allowance for subscription accounts receivable	(1,673)	(2,051)

Accounts receivable, net	$30,872	$30,456

Following are the changes in allowance for newsstand returns and cancellations during the years ended December 31, 2006 and 2005:

	Balance at	Increase to	Decrease to	Balance at
	beginning of year	allowance	allowance	end of year

December 31, 2006	$19,141	$48,678	$(40,238)	$27,588
December 31, 2005	$28,022	$46,806	$(55,687)	$19,141

Following are the changes in allowance for trade accounts receivable and subscriptions accounts receivable during the years ended December 31, 2006 and 2005:

	Balance at	Net	Writeoffs,	Balance at
	beginning of year	additions	net of Recoveries	end of year

December 31, 2006	$6,824	$2,979	$(4,285)	$5,518
December 31, 2005	$5,764	$4,926	$(3,866)	$6,824

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2006	2005

Deferred expenses and deposits	$4,717	$5,310
Production expenses	13	322

Prepaid expenses and other current assets	$4,730	$5,632

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,
	2006	2005

Computers and equipment	$30,531	$28,962
Capitalized computer software	31,148	25,864
Leasehold improvements	20,004	19,929
Furniture and fixtures	6,243	6,243

	87,926	80,998
Accumulated depreciation and amortization	(72,304)	(64,676)

Property and equipment, net	$15,622	$16,322

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $7,628, $5,831 and $6,202, respectively. The useful lives for the various classes of assets are as follows: Computer equipment three years, capitalized software five years, leasehold improvements the shorter of the useful life of the assets or the life of the lease and furniture and fixtures five years.

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

Recoverability of goodwill and intangible assets is assessed both on an annual basis or on an interim basis if events or circumstances change that would likely reduce the fair value of related assets below their carrying values. In September 2006 the company determined that the unamortized historical value carried with respect to the Official U.S. PlayStation Magazine trademark and trade name was not recoverable because the sum of projected undiscounted cash flows expected to result from this asset was less than its carrying amount. As a result the Company recorded an impairment charge of approximately $4.1 million in the quarter ended September 30, 2006. The Company did not record any impairment charges in 2005 or 2004.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET (continued)

As of December 31, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Amortized intangible assets:
Advertising lists	$184,179	(88,029)	96,150	$184,179	$(74,087)	$110,092
Trademark/trade names	18,557	(4,679)	13,878	25,057	(5,501)	19,556
Subscriber lists and other	18,653	(14,998)	3,655	18,595	(12,646)	5,949

Total amortized intangible assets	221,389	(107,706)	113,683	227,831	(92,234)	135,597
Unamortized intangible assets:
Trademark/trade names	60,783	—	60,783	60,783	—	60,783
Goodwill	39,828	—	39,828	39,828	—	39,828

Total goodwill and intangible assets	$322,000	$(107,706)	$214,294	$328,442	$(92,234)	$236,208

Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the next 5 years ending December 31, are as follows:

2007	17,360
2008	16,314
2009	14,897
2010	14,677
2011	14,677

$77,925

As of December 31, 2006, the weighted average amortization period for all intangible was 13.9 years. The weighted average amortization period for advertising lists, trademarks and tradenames and subscriber lists were 14.1 years, 16.0 years and 3.0 years, respectively.

NOTE 8 — OTHER ASSETS

Other assets, net consist of the following:

	December 31,
	2006	2005

Deferred financing costs	$10,786	$13,971
Deferred rent asset	5,945	5,238
Restricted cash	1,657	1,623
Joint venture investment	372	694

Other assets, net	$18,760	$21,526

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2006	2005

Accrued operating and production costs	$10,236	$11,354
Acquisition related compensation	3,107	—
Accrued restructuring costs — short-term	4,547	5,991
Accrued interest	11,319	4,103
Payroll and related employee benefits	5,098	2,417
Accrued sales and use taxes payable	57	2,357
Foreign tax liabilities	3,972	4,899
Other	455	1,050

Accrued expenses and other current liabilities	$38,791	$32,171

NOTE 10 —	COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND RELATED CHARGES

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

Year ended
December 31,
2004

Employee severance costs(a)	$3,320
Costs to exit certain activities(b)	2,171

Restructuring charges, net	$5,491

During the fourth quarter 2005, the Company implemented a cost reduction and restructuring program. This program included the closure of Sync and ExtremeTech magazine and was also designed to reduce the Company’s workforce in order to decrease excess operating costs. This charge is reported in the Consolidated Statement of Operations for 2005 and is comprised of the following:

Year ended
December 31,
2005

Employee severance costs(a)	$2,525
Costs to exit certain activities(b)	442

Restructuring charges, net	$2,967

During the fourth quarter of 2006 the Company implemented a cost reduction and restructuring program. This program included the closure of Official U.S. PlayStation Magazine and the reduction of a portion of the Company’s central service workforce. During the fourth quarter of 2006 the Company recorded a restructuring charge of $668 related to these actions.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 10 —	COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND RELATED CHARGES (continued)

During the third quarter of 2006 the Company vacated and sublet a portion of its New York office. The Company also agreed in principal to enter into a lease termination agreement related vacant space in the state of Massachusetts. The present value of these future lease payments had been accrued in the Company’s 2002 restructuring charge. These two actions resulted in a $1,467 reduction of the Company’s restructuring liabilities at September 30, 2006. This reduction in the Company’s restructuring liabilities represents the present value of the savings associated with the two agreements. These actions will also reduce the Company’s cash commitments by approximately $679 in 2007 and $4,615 through 2019.

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

These charges/(credits) as reported in the Consolidated Statement of Operations for 2006, are comprised of the following:

Year ended
December 31,
2006

Employee Severance costs(a)	$1,977
Costs to exit certain activities(b)	(1,467)

Restructuring charges, net	$510

(a)	Employee severance costs relate to severance benefits and other related costs that are calculated pursuant to the Company’s employee severance plan or individual employee contracts, as applicable.

(b)	Costs to exit certain activities relate to the termination of contracts, closure or consolidation of offices, net of sublease income and other related costs associated with the closure of publications and other businesses.

The accrued restructuring costs balance of $12,588 at December 31, 2006 is included on the Consolidated Balance Sheet in Accrued expenses and other current liabilities ($4,547) and Accrued restructuring costs — long-term ($8,041). The remaining long term accrued balance primarily relates to future real estate lease costs. During the year ended December 31, 2006, the Company made $3,043 of payments primarily related to real estate leases for vacant space. The Company anticipates making approximately $2,604 in cash payments net of sublet income related to this accrual in 2007, with the remainder being paid through 2019 due to the long-term nature of related real estate lease agreements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 10 —	COST REDUCTION AND RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND RELATED CHARGES (continued)

The following tables summarize the activity with respect to the accrued restructuring charge balances from January 1, 2004 through December 31, 2006:

		Activity for the year ended December 31, 2004
				Applied
	Balance			against	Balance
	December 31,	Expenses/		related	December 31,
	2003	adjustments	Payments	assets	2004

Employee severance costs	$1,974	$3,320	$(1,374)	$—	$3,920
Facility consolidation and other costs	21,418	2,171	(7,960)	3,406	19,035

Total	$23,392	$5,491	$(9,334)	$3,406	$22,955

		Activity for the year ended December 31, 2005
	Balance			Accretion	Balance
	December 31,	Expenses/		of	December 31,
	2004	adjustments	Payments	liability	2005

Employee severance costs	$3,920	$2,525	$(3,538)	$—	$2,907
Facility consolidation and other costs	19,035	442	(5,102)	768	15,142

Total	$22,955	$2,967	$(8,640)	$768	$18,049

		Activity for the year ended December 31, 2006
	Balance			Accretion	Balance
	December 31,	Expenses/		of	December 31,
	2005	adjustments	Payments	liability	2006

Employee severance costs	$2,907	$1,977	$(3,043)	$—	$1,840
Facility consolidation and other costs	15,142	(1,467)	(4,210)	1,282	10,748

Total	$18,049	$510	$(7,253)	$1,282	$12,588

The $1,282 and $768 adjustment to the accrual during the years ended December 31, 2006 and 2005, was primarily due to interest accretion on abandoned or vacated leases, which were initially recorded at present value.

NOTE 11	— INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the effective tax rates. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to the Company’s recurring tax losses, a valuation allowance equal to the net deferred tax asset has been established.

Loss before income taxes is all attributable to the United States.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 11	— INCOME TAXES (continued)

Components of the provision for income taxes are as follows:

	Year ended December 31,
	2006	2005	2004

U.S. federal income taxes:
Current	$—	$—	$—
Deferred	—	—	—
State and local taxes:
Current	8	30	30
Deferred	—	—	—
Foreign income taxes:
Current	104	185	208

Total provision	$112	$215	$238

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on loss before income taxes is as follows:

	Year ended December 31,
	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	—	—	—
Permanent differences	(26.5)	(25.4)	(31.5)
Valuation allowance	(8.5)	(9.6)	(3.6)
Foreign operations	(0.1)	(0.2)	(0.3)

Effective tax rate	(0.1)%	(0.2)%	(0.4)%

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 11	— INCOME TAXES (continued)

Following is a summary of the components of the deferred tax accounts at December 31, 2006 and 2005:

	December 31,
	2006	2005

Current deferred tax assets and (liabilities):
Allowance for doubtful accounts and accrued liabilities	$3,377	$2,299
Prepaid expenses	(147)	(251)

Current deferred net tax assets, net	3,230	2,048

Non-current deferred tax assets and (liabilities):
Basis difference in intangible assets	84,296	106,850
Basis difference in property and equipment	(4,454)	(4,792)
Accrued interest Compounding Notes	18,539	—
Start-up costs capitalized	6	1,551
Deferred rent	4,110	3,225
Other	3,338	7,341
Net operating loss and other carryforwards	194,460	183,062

Non-current deferred tax assets, net	300,295	297,237

Gross deferred tax assets	303,525	299,285
Valuation allowance	(303,525)	(299,285)

Net deferred tax assets	$—	$—

The Company’s total deferred tax assets were $303,525 and $299,285 at December 31, 2006 and 2005, respectively. Total deferred tax liabilities were $4,601 and $5,043 at December 31, 2006 and 2005, respectively. The valuation allowance increased $4,240 during the year ended December 31, 2006.

The Company’s provision for foreign taxes relates to withholding taxes paid on royalty income remitted from foreign intangible asset licensees.

At December 31, 2006, the Company had aggregate net operating loss carryforwards for Federal income tax purposes of approximately $486,000 which will be available to reduce future taxable income. The net operating loss carryforwards will expire between December 31, 2020 and December 31, 2026 for Federal income tax purposes and between December 31, 2006 and December 31, 2026 for state income tax purposes.

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

NOTE 12 — DEBT

General

As of December 31, 2006, total indebtedness was $369,764 and consisted of $205,000 of Floating Rate Notes due 2012 (“Floating Rate Notes”), $12,280 of 12% Notes due 2010 (“12% Notes”) and $152,484 of Compounding

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 12 — DEBT (continued)

Notes due 2009. On February 15, 2007, the Company executed a Note Purchase Agreement related to the issuance of an aggregate of $20.0 million in principal amount of New Notes due 2012. The Company used the net proceeds of the sale of the New Notes for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money. Based on current interest rates, the Company anticipates approximately $45 million in cash interest payments in 2007.

As of December 31, 2005, total indebtedness was $357,458 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $140,178 of Compounding Notes due 2009.

Floating Rate Notes

In April 2005, the Company completed a private placement transaction pursuant to which the Company issued $205,000 of Floating Rate Notes at a variable interest rate of 3-month LIBOR plus 6.00% which mature in 2012. The Floating Rate Notes are, subject to certain exceptions and permitted liens, secured by a first priority security interest in substantially all of the Company’s existing and future assets. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay off the Company’s former Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $25,200 was added to the Company’s existing cash balance and has been available for general corporate purposes. As a result of paying off the Senior Credit Facility, the Company was required to fund its outstanding letters of credit of $2,431. As of December 31, 2006 the Company had $1,657 in restricted cash to collateralize these letters of credit. This restricted cash is a component of Other assets, net in the accompanying balance sheets.

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

Compounding Notes

The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest could be paid, at the Company’s option, either in cash or by compounding such interest on the Compounding Notes. During the years ended December 31, 2006, 2005 and 2004 the Company compounded interest in the amount of $12,307, $17,742, and $14,874, respectively. This interest compounded to the principal of the Compounding Notes.

Commencing in August 2006, the Compounding Notes accrue 12% interest on a cash basis with the first cash interest payment being February 2007. As of December 31, 2006, the Company has recorded accrued interest of $6,861 related to this payment. The first cash interest payment of $9,150 related to the Compounding Notes was made in February 2007.

The Compounding Notes were issued in connection with a financial restructuring pursuant to which a substantial majority of the holders of the 12% Notes exchanged their 12% Notes for a combination of cash, Compounding Notes, preferred stock and warrants to purchase common stock. The Compounding Notes have been accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing a reduction in the interest obligation for the Compounding Notes was recorded at the date of issuance. This liability is not a claim against the Company’s assets, but rather it represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. This liability is being amortized as a

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 12 — DEBT (continued)

reduction of interest expense over the remaining term of the Compounding Notes. The December 31, 2006 balance of $43,084 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — troubled debt restructuring. During the years ended December 31, 2006, 2005 and 2004 the Company amortized $17,194, $15,912 and $13,342, respectively, as a reduction of interest expense. All existing and future domestic subsidiaries currently guarantee or will guarantee the Compounding Notes.

12% Notes

On July 18, 2000, the Company issued $205,000 of the 12% Notes. Interest is paid semi-annually and the outstanding principal, which was reduced to $12,280 as part of the 2002 financial restructuring, is payable in July 2010. The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries currently guarantee or will guarantee the 12% Notes.

Maturities

The scheduled annual maturities of the Floating Rate Notes, 12% Notes and Compounding Notes at December 31, 2006 are as follows:

2007	—
2008	—
2009	152,484
2010	12,280
2011	—
Thereafter	205,000

$369,764

On February 15, 2007 the Company, executed a Note Purchase Agreement related to the issuance of an aggregate of $20.0 million in principal amount of New Notes due 2012. The Company used the net proceeds of the sale of the New Notes for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money.

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

The Company’s ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors. The Company believes that its transformation from a company focused on print into Internet, events and other non-print businesses will continue. It is expected that these non-print businesses will continue to grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012 in part from cash flow from operations, with the remainder from the refinancing of such obligations, including its Mandatorily Redeemable Preferred Stock, or the sale of assets. With respect to the redemption of its Mandatorily Redeemable Preferred Stock the Company believes the primary holder of these securities, its equity sponsor, Willis Stein, will continue to support its future growth plans and will develop a plan to extend the maturities or refinance these securities in the

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 12 — DEBT (continued)

event that it should become necessary. There is no assurance, however, that refinancings of indebtedness, including preferred securities, or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness; as a result these uncertainties raise doubt about the Company’s ability to continue as a going concern, that is to realize its assets and satisfy its liabilities in the normal course of business.

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

Key terms of the financial restructuring were as follows:

•	The Company received an equity contribution of $80,000 from Willis Stein in exchange for the issuance of a new series D redeemable preferred stock (the “Series D Preferred Stock”) with an aggregate liquidation preference of approximately $80,000 as well as approximately 38.6 million warrants, each representing the right to purchase one share of the common stock of Ziff Davis Holdings at an exercise price of $0.001 per share. The contribution was comprised of $10,100 of cash received during the quarter ended June 30, 2002, approximately $62,531 of cash received in August 2002, and approximately $7,369 in liquidation preference of Series D Preferred Stock issued by Ziff Davis Holdings in lieu of a cash payment which otherwise would have been owed to Willis Stein by Ziff Davis Media with respect to the 12% Notes held by Willis Stein.

•	Accredited investors representing approximately 95.1% in aggregate principal amount of the Company’s 12% Notes who tendered their notes received an aggregate of approximately $21,158 in cash and $90,334 in aggregate principal amount of Compounding Notes. These holders also received an aggregate of approximately $28,526 in liquidation preference of a new series of preferred stock (“Series E Preferred Stock”) and warrants for the purchase of approximately 5.2 million shares of common stock of Ziff Davis Holdings in exchange for their 12% Notes.

•	The Compounding Notes accrue interest in semi-annual periods, commencing in February and August of each year, with the first period starting on February 2004. For the first four years, interest accrues at rates ranging from 12% to 14% and may be paid, at the Company’s option and subject to certain restrictions under the Senior Credit Facility, either in cash or by compounding such interest on the Compounding Notes. For all payments of interest accruing from August 2006, interest shall be payable in cash at a rate of 12% per annum.

•	The Series E Preferred Stock accrues dividends at a rate of 10% per annum and is subject to mandatory redemption on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by the Company’s Board of Directors. In addition, so long as any Series D Preferred Stock remains outstanding, and without the prior written consent of Willis Stein, together with the holder or holders of a majority of the outstanding shares of Series D Preferred Stock, Ziff Davis Holdings will not be permitted directly or indirectly to pay or declare any cash dividend or make any distribution to the holders of Series E Preferred Stock (see Note 14), and the Senior Credit Facility and the indenture governing the Compounding Notes each restricts the payment of dividends to holders of capital stock of Ziff Davis Holdings.

•	Interest due to holders of the $12,280 principal amount of the 12% Notes not tendered previously due on July 15, 2002, was funded on August 14, 2002.

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

NOTE 14 — CAPITAL STRUCTURE

Redeemable Preferred Stock

Series A Redeemable Preferred Stock — The Company is authorized to issue 400,000 shares of series A redeemable preferred stock, $0.01 par value per share, (the “Series A Preferred Stock”). At December 31, 2006 and 2005 there were approximately 329,128 shares issued and outstanding. Prior to March 6, 2002, dividends on the Series A Preferred Stock accrued at a rate of 12% per annum. Commencing on March 6, 2002, dividends on the Series A Preferred Stock have accrued at a rate of 6.5% per annum. Each share of Series A Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series A Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series A Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

Series B Redeemable Preferred Stock — The Company is authorized to issue 142,500 shares of series B redeemable preferred stock, $0.01 par value per share, (the “Series B Preferred Stock”). At December 31, 2006 and 2005 there were approximately 98,286 shares issued and outstanding. Prior to March 6, 2002, dividends on the Series B Preferred Stock accrued at a rate of 12.632% per annum. Commencing on March 6, 2002, dividends on the Series B Preferred Stock have accrued at a rate of 10.85% per annum. Each share of Series B Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date of March 31, 2010. In the event of an initial public offering of the Company’s common stock, holders of the Series B Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series B Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

Series C Convertible Preferred Stock — The Company is authorized to issue 7,500 shares of series C convertible preferred stock, $0.01 par value per share, (the “Series C Preferred Stock”). At December 31, 2006 and 2005 there were approximately 5,173 shares issued and outstanding. The Series C Preferred Stock shall not be entitled to receive any regularly scheduled dividend, however, holders would be entitled to dividends in the amount which would have been paid with respect to the common stock issuable upon conversion of the Series C Preferred

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 14 — CAPITAL STRUCTURE (continued)

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

Series D Redeemable Preferred Stock — The Company is authorized to issue 100,000 shares of Series D Preferred Stock. At December 31, 2006 and 2005 there were approximately 80,207 shares issued and outstanding. Dividends on the Series D Preferred Stock accrue at a rate of 22.0% per annum. Each share of Series D Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends, divided by $7.50. The Series D Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company at a price per share of Series D Preferred Stock equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series D Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of Series D Preferred Stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series D Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

Series E Redeemable Preferred Stock — The Company is authorized to issue 30,000 shares of Series E Preferred Stock. At December 31, 2006 and 2005 there were approximately 28,526 shares issued and outstanding, respectively. Dividends on the Series E Preferred Stock accrue at a rate of 10% per annum. Such dividends will be payable in cash only if declared for payment by the Company’s Board of Directors. Each share of Series E Preferred Stock has that number of votes equal to $1,000 per share, plus all accrued and unpaid dividends thereon, divided by $7.50. The Series E Preferred Stock has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends thereon and a scheduled mandatory redemption date on the earlier of (1) March 31, 2010 or (2) the date of the consummation of a change of control of the Company at a price per Series E Preferred Share equal to $1,000, plus all accrued and unpaid dividends thereon. In the event of an initial public offering of the Company’s common stock, holders of the Series E Preferred Stock may require the Company, upon written notice, to redeem all or any portion (as specified by such holders) of the outstanding shares of Series E Preferred Stock (plus all accrued and unpaid dividends thereon) at a price of $1,000 per share or convert all or any portion (as specified by such holders) of the outstanding shares of series E preferred stock (plus all accrued and unpaid dividends thereon) into a number of shares of common stock equal to $1,000 per share of Series E Preferred Stock divided by the price per share of common stock received by the Company in the initial public offering.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 14 — CAPITAL STRUCTURE (continued)

The following table presents cumulative activity for each of the preferred stock accounts:

	Preferred Stock Series
	A	B	C	D	E	Total

Balance at December 31, 2004	$495,297	$144,130	$5,173	$133,828	$36,121	$814,549
Dividends payable	32,988	16,286	—	31,961	3,750	84,985

Balance at December 31, 2005	528,285	160,416	5,173	165,789	39,871	899,534
Dividends payable	35,184	18,125	—	39,597	4,138	97,044

Balance at December 31, 2006	$563,469	$178,541	$5,173	$205,386	$44,009	$996,578

Common Stock

Ziff Davis Holdings is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share, of which 2,311,049 shares were issued and outstanding at December 31, 2006 and 2005, respectively.

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 16 — EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has established a tax-qualified 401(k) employee savings and profit sharing plan, for all of its employees who meet the 401(k) plan’s eligibility requirement. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees and income earned on the 401(k) plan contributions are not taxable to the employees until withdrawn from the 401(k) plan. Employees may make contributions to the plan, which are partially matched by the Company; both employee and Company contributions are subject to certain limitations. The Company’s matching contributions were $528, $539 and $532 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company may also make additional discretionary profit-sharing contributions to the 401(k) plan. The Company did not make any discretionary profit-sharing contributions for the years ended December 31, 2006, 2005 and 2004.

Long Term Management Incentive Plan

On June 15, 2006, the Board of Directors of the Company and the Compensation Committee of the Board approved (a) the adoption of the Company’s 2006 Long-Term Management Incentive Plan (the “2006 Plan”) and the execution of grant agreements pursuant to the Plan, and (b) the execution of an amendment (the “Amendment”) to the Company’s amended and restated executive agreement with the Company’s Chief Executive Officer (“Executive Agreement”). Pursuant to the 2006 Plan, bonus pools shall be created in the event of the sale of any one or more divisions of the Company, in an amount per division equal to one percent of the consideration received by the Company for such division with an additional amount possible based on the results of such sale. Subject to certain conditions set forth in the 2006 Plan, a participant shall be paid a percentage, specified in the grant agreement (as may be adjusted pursuant to the terms of the 2006 Plan), of the bonus pool applicable to any division with respect to which the participant is granted a participation interest; provided, however, that any participation interest shall be forfeited if the participant’s employment with the Company is terminated, for any reason, other than by the Company without cause or due to the death of the participant, prior to the sale of a division with respect to which the participant has a participation interest and provided further that the Company may condition receipt of such payment upon the recipient agreeing to be employed by the buyer or to provide transition services to the buyer on certain terms for a period of not more than six months.

Pursuant to the Amendment, the Company’s Chief Executive Officer shall be paid a bonus of $5 million, subject to certain conditions, upon consummation of the sale of the Company, as defined in the Executive Agreement, provided that his employment with the Company was not, prior to the earlier of such sale date or December 31, 2007, terminated by the Company for cause or by him without good reason, as defined.

Stock Option Plans

2001 Stock Option Plan

In the fiscal year ended March 31, 2001, the Company’s Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”) which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings’ common stock to eligible employees, directors, officers, consultants and advisors (each a “participant”). Under the terms of the 2001 Stock Option Plan, options to purchase 87,667 shares of Ziff Davis Holdings’ common stock were reserved for issuance under this Plan. The option price per share of common stock was fixed at fair value by the Board of Directors and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 20% per year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the years ended December 31, 2006, 2005 and 2004.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 16 — EMPLOYEE BENEFIT PLANS (continued)

A summary of the status of the Company’s 2001 Stock Option Plan as of December 31, 2006, 2005 and 2004, and changes during the three fiscal years then ended, is presented below:

		Weighted average
	Number of shares	price per share

Balance at December 31, 2003	21,496	$7.50
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(3,418)	$7.50

Balance at December 31, 2004	18,078	$7.50
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	—	—

Balance at December 31, 2005	18,078	$7.50
Reverse stock split
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	—	—
Balance at December 31, 2006	18,078	$7.50

No options were exercisable at December 31, 2006, 2005 and 2004.

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

As of December 31, 2006, the following options were vested: 9,722 of Series D options, 11,624 of Series B options, 38,453 of Series A options and 5,910,861 of common stock options. As of December 31, 2006, the following securities remained available for future issuance: 3,737 of the Series D options; 5,044 of the Series B options; 17,547 of the Series A options; and 3,264,171 of the common stock options. No options were exercisable at the end of the year. The Company recognized compensation expense of $3 and $(807) in the Condensed Consolidated Statement of Operations during the years ended December 31, 2006 and 2005 related to these options. The $807 credit in 2005 was caused by a change in the fair value of the Company’s stock options. The fair value of the options was determined based on a Black Scholes option pricing model.

The following table details the option activity for the year ended December 31, 2006, 2005 and 2004.

	Series D Pfd.		Series B Pfd.		Series A Pfd.		Common
		Wtd Avg		Wtd Avg		Wtd Avg		Wtd Avg
	# of	Exercise	# of	Exercise	# of	Exercise	# of	Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Options outstanding at 12/31/03	—	—	—	—	—	—	—	—
Granted	12,301	$1,096	14,769	$1,010	48,894	$0.01	8,000,000	$0.001
Forfeited	(485)	1,106	(597)	1,068	(1,999)	0.01	(395,000)	0.001
Expired	—	—	—	—	—	—	—	—

Options outstanding at 12/31/04	11,816	$1,098	14,172	$1,007	46,895	$0.01	7,605,000	$0.001
Granted	652	1,787	661	1,000	2,073	0.01	375,000	0.001
Forfeited	(1,617)	1,038	(1,986)	1,011	(6,653)	0.01	(1,300,000)	0.001
Expired	—	—	—	—	—	—	—	—

Options outstanding at 12/31/05	10,851	$1,144	12,847	$1,002	42,315	$0.01	6,680,000	$0.001
Granted	—	—	—	—	—	—	—	—
Forfeited	(471)	1,410	(547)	1,005	(1,782)	0.01	(325,000)	0.001
Expired	—	—	—	—	—	—	—	—

Options outstanding at 12/31/06	10,380	$1,135	12,300	$1,001	40,534	$0.01	6,355,000	$0.001

Range of exercise prices		$1,000-1,790		$1,000-1,160		$0.01		$0.001
Weighted average remaining life		6.7 years		6.8 years		6.7 years		6.7 years

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 17 — COMMITMENTS

The Company is obligated under a number of operating leases which expire at various dates through 2019. As of December 31, 2006, future minimum rental commitments under non-cancelable operating leases (net of sublease proceeds) for future fiscal years are as follows:

	Gross rental	Sublease	Net rental
	commitments	income	commitments

2007	$18,528	$9,233	$9,295
2008	18,206	9,294	8,912
2009	17,323	9,698	7,625
2010	17,220	9,945	7,275
2011	15,060	9,996	5,064
Thereafter	117,316	80,525	36,691

	$203,654	$128,691	$74,862

The Company’s rent expense for subleased facilities amounted to approximately $17,560, $16,619 and $15,599 for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease income for these facilities amounted to approximately $10,216, $10,095 and $9,687 for the years ended December 31, 2006, 2005 and 2004, respectively. Certain leases contain rent escalation clauses.

The Company has an agreement with its newsstand distribution agent that guarantees this newstand agent $1.7 million in commissions for 2007.

NOTE 18 — CONTINGENCIES

Legal Proceedings

In May 2004, the Company gave notice of its election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine.  In July 2004, the Company was informed that the Former Licensee had commenced litigation against it in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against the Company, and granted the Company’s request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, the Company was informed that the Former Licensee had sued it in Greece for damages. In January 2007, a hearing was held concerning the Company’s counterclaims against the Former Licensee (the Former Licensee did not take the procedural steps necessary to have its claims against the Company heard at such time). The Company believes the court will issue a ruling on the Company’s counterclaims within a few months and believes it likely that the Former Licensee will notice a hearing on its claims at some point in the future. The Company currently does not anticipate that this matter will have a material impact on its financial condition or results of operations. The Company cannot give any assurances as to the outcome of these matters, however.

The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, it does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

Off-Balance-Sheet Arrangements

The Company enters into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Some of these agreements currently exist with measurement dates beyond the close of the

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

2006 fiscal year. As of December 31, 2006, the Company cannot provide a reasonable estimate of the likelihood and amount the Company would be required to pay to fulfill its commitments.

NOTE 19 — GUARANTOR AND OTHER FINANCIAL INFORMATION

Guarantor Financial Information

Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that: (1) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries; (2) Ziff Davis Holdings has no material assets other than its equity interest in Ziff Davis Media; and (3) Ziff Davis Holdings has unconditionally guaranteed the 12% Notes and the Compounding Notes and, for so long as any subordinated notes remain outstanding, the Floating Rate Notes.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

The following tables present combining financial data detailing Ziff Davis Holdings, Ziff Davis Media, the guarantor subsidiaries and related elimination entries.

	At December 31, 2006 (Unaudited)
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$15,369	$—	$15,369
Accounts receivable, net	—	—	30,872	—	30,872
Inventories	—	—	131	—	131
Prepaid expenses and other current assets	—	—	4,730	—	4,730
Due (to) from affiliates		(208,455)	208,455	—	—

Total current assets		(208,455)	259,557	—	51,102
Property and equipment, net	—	—	15,622	—	15,622
Investments in subsidiaries, equity method	(203,783)	12,387	—	191,396	—
Intangible assets, net	—	—	174,466	—	174,466
Goodwill	—	—	39,828	—	39,828
Note receivable — affiliate	—	415,338	—	(415,338)	—
Other assets, net	—	12,816	5,944	—	18,760

Total assets	$(203,783)	$232,086	$495,417	$(223,942)	$299,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$—	$17,664	$—	$17,664
Accrued expenses and other current liabilities	—	15,866	22,925	—	38,791
Unexpired subscriptions and deferred revenue, net	—	—	15,606	—	15,606

Total current liabilities	—	15,866	56,195	—	72,061
Long-term debt	—	369,764	—	—	369,764
Accrued interest — troubled debt restructuring	—	43,084	—	—	43,084
Note payable — affiliate	—	—	415,338	(415,338)	—
Accrued expenses — restructuring costs	—	8,041		—	8,041
Mandatorily redeemable preferred stock	996,578	—	—	—	996,578
Other non-current liabilities	—	—	10,612	—	10,612

Total liabilities	996,578	436,755	482,145	(415,338)	1,500,140

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,235	(1,235)	—
Common stock	17,329	—	28	(28)	17,329
Additional paid-in capital	8,468	565,746	857,350	(1,423,094)	8,468
Accumulated deficit	(1,226,159)	(770,415)	(845,340)	1,615,754	(1,226,159)

Total stockholders’ deficit	(1,200,361)	(204,669)	13,273	191,397	(1,200,362)

Total liabilities and stockholders’ deficit	$(203,783)	$232,086	$495,417	$(223,942)	$299,778

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	At December 31, 2005 (Unaudited)
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$34,174	$—	$34,174
Accounts receivable, net	—	—	30,456	—	30,456
Inventories	—	—	437	—	437
Prepaid expenses and other current assets	—	—	5,632	—	5,632
Due (to) from affiliates	1	(200,723)	200,722	—	—

Total current assets	1	(200,723)	271,421	—	70,699
Property and equipment, net	—	—	16,322	—	16,322
Investments in subsidiaries, equity method	(167,080)	(3,215)	—	170,295	—
Intangible assets, net	—	—	196,380	—	196,380
Goodwill	—	—	39,828	—	39,828
Note receivable — affiliate	—	442,250	—	(442,250)	—
Other assets	—	15,594	5,932	—	21,526

Total assets	$(167,079)	$253,906	$529,883	$(271,955)	$344,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$—	$21,787	$—	$21,787
Accrued expenses and other current liabilities	—	4,103	28,068	—	32,171
Current portion of long-term debt	—	—	—	—	—
Unexpired subscriptions and deferred revenue, net	—	—	18,177	—	18,177

Total current liabilities	—	4,103	68,032	—	72,135
Long-term debt	—	357,458	—	—	357,458
Accrued interest — troubled debt restructuring	—	60,278	—	—	60,278
Note payable — affiliate	—	—	442,250	(442,250)	—
Accrued restructuring costs — long-term	—	—	12,058	—	12,058
Mandatorily redeemable preferred stock	899,533	—	—	—	899,533
Other non-current liabilities	—	—	9,905	—	9,905

Total liabilities	899,533	421,839	532,245	(442,250)	1,411,367

Stockholders’ (deficit) equity:
Preferred stock	—	—	1,234	(1,234)	—
Common stock	17,329	—	28	(28)	17,329
Additional paid-in capital	8,468	566,631	813,152	(1,379,784)	8,467
Accumulated deficit	(1,092,409)	(734,564)	(816,776)	1,551,341	(1,092,409)

Total stockholders’ deficit	(1,066,612)	(167,933)	(2,362)	170,296	(1,066,612)

Total liabilities and stockholders’ deficit	$(167,079)	$253,906	$529,883	$(271,955)	$344,755

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year ended December 31, 2006 (Unaudited)
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$181,017	$—	$181,017

Operating expenses:
Cost of production	—	—	48,991	—	48,991
Selling, general and administrative expenses	—	—	104,893	—	104,893
Depreciation and amortization of property and equipment	—	—	7,628	—	7,628
Amortization of intangible assets	—	—	17,908	—	17,908
Restructuring charges, net	—	—	510	—	510
Loss in equity investment	—	—	322	—	322
Impairment charge	—	—	4,064	—	4,064
Acquisition related Compensation	—	—	3,107	—	3,107
Transaction related expenses	—	—	409	—	409

Total operating expenses	—	—	187,832	—	187,832

Loss from operations	—	—	(6,815)	—	(6,815)
Equity in (loss) income from subsidiaries	(36,704)	(45,383)	—	82,087	—
Gain on sale of assets, net	—	—	—	—	—
Intercompany interest income (expense)	—	39,145	(39,145)	—	—
Interest income (expense), net	(97,044)	(30,467)	688	—	(126,823)

Loss before income taxes	(133,748)	(36,705)	(45,272)	82,087	(133,638)
Income tax provision	—	—	112	—	112

Net loss	$(133,748)	$(36,705)	$(45,384)	$82,087	$(133,750)

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year ended December 31, 2005 (Unaudited)
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Revenue, net	$—	$—	$187,611	$—	$187,611

Operating expenses:
Cost of production	—	—	51,834	—	51,834
Selling, general and administrative expenses	—	—	117,688	—	117,688
Depreciation and amortization of property and equipment	—	—	5,831	—	5,831
Amortization of intangible assets	—	—	16,384	—	16,384
Restructuring charges, net	—	—	2,967	—	2,967
Loss in equity investment	—	—	56	—	56

Total operating expenses	—	—	194,760	—	194,760

Loss from operations	—	—	(7,149)	—	(7,149)
Equity in (loss) income from subsidiaries	(33,088)	(61,785)	—	94,873	—
Gain on sale of assets, net	—	—	—	—	—
Intercompany interest income (expense)	—	54,761	(54,761)	—	—
Interest income (expense), net	(84,987)	(26,064)	340	—	(110,711)

Loss before income taxes	(118,075)	(33,088)	(61,570)	94,873	(117,860)
Income tax provision (benefit)	—	—	215	—	215

Net loss	$(118,075)	$(33,088)	$(61,785)	$94,873	$(118,075)

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year ended December 31, 2006 (Unaudited)
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(133,750)	$(36,704)	$(45,383)	$82,087	$(133,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	25,536	—	25,536
Provision for doubtful accounts	—	—	(896)	—	(896)
Non-cash rent expense	—	—	71	—	71
Accrued dividends on mandatorily redeemable preferred stock	97,045	—	—	—	97,045
Amortization of debt issuance costs	—	3,183	—	—	3,183
Loss in equity investment	—	—	—	322	322
Impairment charge	—	—	4,064	—	4,064
Non-cash interest	—	(3,783)	—	—	(3,783)
Gain on sale of assets	—	—	—	—	—
Restructuring charges	—	8,041	(8,841)	—	(800)
Non-cash compensation	3	—	—	—	3
Equity in loss of subsidiaries	36,704	45,383	—	82,087	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	480	—	480
Inventories	—	—	306	—	306
Accounts payable and accrued expenses	—	11,763	(13,695)	—	(1,932)
Unexpired subscriptions and deferred revenue, net	—	—	(2,571)	—	(2,571)
Due (to) from affiliate	—	7,732	(7,733)	—	—
Prepaid expenses and other, net	—	(34)	936	—	902

Net cash provided by (used in) operating activities	2	35,579	(47,725)	322	(11,820)

Cash flows from investing activities:
Capital expenditures	—	—	(6,928)	—	(6,928)
Net proceeds from sale of assets	—	—	—	—	—
Investments in subsidiaries	—	(61,163)	—	61,163	—
Acquisitions and investments, net of cash acquired	—	—	(57)	—	(57)

Net cash used in investing activities	—	(61,163)	(6,985)	61,163	(6,985)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	61,163	(61,163)	—
Repayment of borrowings under senior credit facilities	—	—	—	—	—
Proceeds from collection of intercompany notes receivable	—	26,913	—	(26,913)	—
Repayment of intercompany notes payable	—	—	(26,913)	26,913	—

Net cash provided (used) by financing activities	—	26,913	34,251	(61,163)	—

Net (decrease) increase in cash and cash equivalents	2	1,329	(20,459)	322	(18,805)
Cash and cash equivalents at beginning of year	—	—	34,174	—	34,174

Cash and cash equivalents at end of year	$2	$1,329	$13,715	$322	$15,369

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year ended December 31, 2005 (Unaudited)
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(118,075)	$(33,088)	$(61,786)	$94,873	$(118,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	22,215	—	22,215
Provision for doubtful accounts	—	—	1,118	—	1,118
Non-cash rent expense	—	—	164	—	164
Non cash interest expense	—	2,598	—	—	2,598
Amortization of debt issuance costs	—	3,316	—	—	3,316
Loss in equity investment	—	—	56	—	56
Non-cash restructuring charges	—	—	2,967	—	2,967
Non-cash compensation	—	—	(807)	—	(807)
Accrued dividends on mandatorily redeemable preferred stock	84,984	—	—	—	84,984
Equity in loss of subsidiaries	33,091	61,783	—	(94,873)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,162	—	1,162
Inventories	—	—	138	—	138
Accounts payable and accrued expenses	—	2,777	(9,117)	—	(6,340)
Unexpired subscriptions and deferred revenue, net	—	—	(3,068)	—	(3,068)
Due (to) from affiliate	—	7,220	(7,220)	—	—
Prepaid expenses and other, net	—	—	768	—	768

Net cash provided by (used in) operating activities	—	44,606	(53,409)	—	(8,803)

Cash flows from investing activities:
Capital expenditures	—	—	(6,542)	—	(6,542)
Net proceeds from sale of assets	—	—	—	—	—
Joint venture investment	—	—	(751)	—	(751)
Investments in subsidiaries	—	(89,303)	—	89,303	—
Acquisitions and investments, net of cash acquired	—	—	(5,237)	—	(5,237)

Net cash used in investing activities	—	(89,303)	(12,530)	89,303	(12,530)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	89,303	(89,303)	—
Proceeds from floating rate notes offering	—	205,000	—	—	205,000
Repayment of borrowings under senior credit facilities	—	(174,141)	—	—	(174,141)
Funding of letters of credit	—	(1,623)	—	—	(1,623)
Proceeds from collection of intercompany notes receivable	—	22,550	—	(22,550)	—
Repayment of intercompany notes payable	—	—	(22,550)	22,550	—
Debt issuance costs	—	(6,321)	—	—	(6,321)

Net cash provided (used) by financing activities	—	45,465	66,753	(89,303)	22,915

Net (decrease) increase in cash and cash equivalents	—	—	1,582	—	1,582
Cash and cash equivalents at beginning of year	—	—	32,592	—	32,592

Cash and cash equivalents at end of year	$—	$—	$34,174	$—	$34,174

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 19 — GUARANTOR AND OTHER FINANCIAL INFORMATION (continued)

	Year ended December 31, 2004
	Ziff Davis	Ziff Davis
	Holdings Inc.	Media Inc.	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(85,186)	$(10,239)	$(50,332)	$60,571	$(85,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	21,428	—	21,428
Provision for doubtful accounts	—	—	(769)	—	(769)
Non-cash rent income	—	—	(389)	—	(389)
Non-cash interest expense, net	—	1,531	—	—	1,531
Amortization of debt issuance costs	—	2,236	—	—	2,236
Non-cash restructuring charges	—	—	5,491	—	5,491
Non-cash compensation	—	—	1,109	—	1,109
Accrued dividends on mandatorily redeemable preferred stock	74,947	—	—	—	74,947
Equity in loss (income) of subsidiaries	10,239	50,332	—	(60,571)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,439)	—	(1,439)
Inventories	—	—	(254)	—	(254)
Accounts payable and accrued expenses	—	289	(4,901)	—	(4,901)
Unexpired subscriptions and deferred revenue, net	—	—	(4,843)	—	(4,843)
Due (to) from affiliate	—	36,373	(36,373)	—	—
Prepaid expenses and other, net	—	—	840	—	840

Net cash used in operating activities	—	80,522	(70,721)	—	9,801

Cash flows from investing activities:
Capital expenditures	—	—	(5,849)	—	(5,849)
Net proceeds from sale of assets	—	—	13	—	13

Investments in subsidiaries	—	(86,287)	—	(86,287)	—
Acquisitions and investments, net of cash acquired	—	—	(3,146)	—	(3,146)

Net cash used in investing activities	—	(86,287)	(8,982)	86,287	(8,982)

Cash flows from financing activities:
Proceeds from capital contributions	—	—	86,287	(86,287)	—
Repayment of borrowings under senior credit facilities	—	(15,047)	—	—	(15,047)
Proceeds from collection of intercompany notes receivable	—	21,300	—	(21,300)	—
Repayment of intercompany notes payable	—	—	(21,300)	21,300	—
Debt issuance costs	—	(488)	—	—	(488)

Net cash provided by (used in) financing activities	—	5,765	64,987	(86,287)	(15,535)

Net decrease in cash and cash equivalents	—	—	(14,716)	—	(14,716)
Cash and cash equivalents at beginning of year	—	—	47,308	—	47,308

Cash and cash equivalents at end of year	$—	$—	$32,592	$—	$32,592

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 20 — RELATED PARTY TRANSACTIONS

The Company reimburses travel and other out-of-pocket expenses of its directors and staff, including the directors from Willis Stein. During the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $100, $320 and $80 of such director reimbursement expenses, respectively. The Company paid approximately $131 of director reimbursement expenses related to the April 2005 refinancing.

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

The Consumer/Small Business Group is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and the Company’s consumer electronics convention, DigitalLife. During the fourth quarter of 2005, the Company ceased publishing both Sync and ExtremeTech magazines.

The Enterprise Group is comprised of three publications, eWEEK, CIO Insight and Baseline; 17 websites affiliated with these brands and a number of vertical platform and community sites for readers; over 45 weekly eNewsletters; eSeminars, which produce live interactive webcasts; the Ziff Davis Web Buyers Guide, the Company’s searchable online directory of technology products, vendors and white papers; the custom solutions group, which manages face-to-face events in the U.S. and worldwide; Business Information Services, a marketing research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The Game Group is focused on the videogame market and is principally comprised of two publications, EGM and Games for Windows: The Official Magazine and the 1UP Network, a collection of online destinations for gaming enthusiasts. In November of 2005, the Company acquired FileFront.com which has helped expand the size and reach of the 1UP Network to over 13 million monthly unique visitors and 97 million page views. Starting with the December 2006 issue, Computer Gaming World was rebranded and its name was changed to Games for Windows: The Official Magazine. In connection with the Company’s announcement to discontinue Official U.S. PlayStation Magazine after its January 2007 issue, it determined that the unamortized historical value of the Official U.S. PlayStation Magazine trademark and trade name was not recoverable because the sum of projected undiscounted cash flows expected to result from this asset was less than its carrying amount. As such, the Company recorded a $4,064 impairment charge in the third quarter of 2006.

The Company evaluates the performance of its segments and allocates capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, and certain non-recurring and non-cash charges. Non-recurring and non-cash charges include the write-down of intangible assets, restructuring charges (cash and non-cash), gains and losses on the sale of non-core assets, gains and losses from equity investments, certain transaction related costs including acquisition related compensation and non cash compensation charges. There are no inter-segment revenues.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 21 — SEGMENT INFORMATION (continued)

The following table presents information about the reported segments for the periods ended:

	Year ended December 31,
	2006	2005	2004

Revenue, net:
Consumer/Small Business Group	$62,333	$68,359	$80,988
Enterprise Group	79,567	76,564	72,925
Game Group	39,117	42,688	50,564

Total	$181,017	$187,611	$204,477

EBITDA:
Consumer/Small Business Group	$15,646	$10,784	$20,945
Enterprise Group	12,200	5,323	12,474
Game Group	(710)	1,175	1,485

Total	$27,136	$17,282	$34,904

	Year ended December 31,
	2006	2005	2004

Reconciliation of segment EBITDA to consolidated loss before income taxes:
Total segment EBITDA	$27,136	$17,282	$34,904
Depreciation and amortization	(25,536)	(22,215)	(21,428)
Restructuring charges, net	(510)	(2,967)	(5,491)
Losses from equity investment	(322)	(56)	—
Impairment charge	(4,064)	—	—
Acquisition related compensation	(3,107)	—	—
Transaction related expenses	(409)	—	—
Interest expense, net	(126,823)	(110,711)	(91,824)
Non-cash employee stock compensation (expense) income	(3)	807	(1,109)

Loss before income taxes	$(133,638)	$(117,860)	$(84,948)

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 21 — SEGMENT INFORMATION (continued)

The following presents information about the Company’s components of revenue for the periods ending:

	Year ended December 31,
	2006	2005	2004

Advertising	$114,164	$116,559	$130,301
Circulation	28,877	33,124	37,980
Other	37,976	37,928	36,196

Total Revenue, net	$181,017	$187,611	$204,477

No one customer accounted for more than 7.1% of total revenue for the years ended December 31, 2006, 2005 and 2004.

NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is summarized quarterly financial data for the years ended December 31, 2006, 2005 and 2004:

	2006 Quarterly periods ending
	March 31,	June 30,	September 30,	December 31,

Revenue, net	$40,278	$45,211	$38,823	$56,705
Operating (loss) income	(3,664)	(1,858)	(4,917)	3,621
Net loss	(33,476)	(32,990)	(37,490)	(29,796)

	2005 Quarterly periods ending
	March 31,	June 30,	September 30,	December 31,

Revenue, net	$42,681	$45,347	$41,826	$57,758
Operating loss	(912)	(2,197)	(3,489)	(550)
Net loss	(26,322)	(29,508)	(32,404)	(29,840)

	2004 Quarterly periods ending
	March 31,	June 30,	September 30,	December 31,

Revenue, net	$41,968	$51,328	$46,166	$65,015
Operating (loss) income	(2,590)	2,350	1,421	5,695
Net loss	(24,706)	(20,394)	(22,200)	(17,886)

During the fourth quarter of 2006 the Company recorded an accrual of $3,107 for acquisition related compensation. This acquisition related compensation relates to earnout payments for businesses acquired in prior years.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 23 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s accounting policies with respect to financial instruments are discussed in Note 2.

The carrying amounts and fair values of the Company’s significant balance sheet financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Cash and equivalents	$15,369	$15,369	$34,174	$34,174
Accounts receivable, net	30,872	30,872	30,456	30,456
Accounts payable	17,664	17,664	21,787	21,787
Floating rate notes	205,000	197,825	205,000	186,550
Compounding notes	152,484	103,330	140,178	118,754
12% notes	12,280	6,140	12,280	10,438
Preferred stock	996,578	66,219	899,533	66,219

Standby Letters of Credit

The Company is contingently liable for performance under letters of credit totaling approximately $1,657 primarily related to security for real estate leases. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.

NOTE 24 —	SUBSEQUENT EVENT

On February 15, 2007, the Company executed a Note Purchase Agreement (the “Agreement”) related to the issuance of an aggregate of $20.0 million in principal amount of New Notes due 2012 . The Company used the net proceeds of the sale of the New Notes for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money.

The New Notes are senior secured obligations of Ziff Davis Media and are guaranteed on a senior unsecured basis by Ziff Davis Holdings and a senior secured basis by Ziff Davis Media’s domestic subsidiaries. Interest on the New Notes is equal to the sum of (a) the three month LIBOR, which is reset quarterly, plus 6.5%, which amount is payable in cash, plus (b) 8%, which amount may, at the Company’s election, be paid either in cash or by compounding such interest. Interest is payable in arrears on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 2007, to holders of record on the immediately preceding January 15, April 15, July 15 and October 15, until the maturity date of May 1, 2012, unless earlier redeemed. The Company may redeem the New Notes at any time on or after May 1, 2007 at a redemption price (if redeemed during the 12-month period beginning on May 1 of the years indicated) of 103.0% in 2007, 102.0% in 2008, 101.0% in 2009, and 100% in 2010 and thereafter. The Company is required to offer to repurchase the New Notes and other indebtedness that is pari passu with the New Notes, including the Floating Rate Notes on a pro rata basis, if it sells assets that constitute collateral generating net cash proceeds in excess of $20.0 million or experiences specific kinds of changes in control.

The Agreement limits the Company’s and its restricted subsidiaries’ ability to (among other things): (i) incur additional debt and issue certain types of capital stock, (ii) pay dividends and make distribution on its equity and make repurchases of its equity, (iii) make certain investments, (iv) create liens, (v) enter into transactions with affiliates, (vi) merge or consolidate, and (vii) transfer, lease or sell assets. The Agreement also limits the ability of Ziff Davis Holdings to conduct any business other than indirectly owning the capital stock of the Company. These covenants are subject to a number of exceptions.

ZIFF DAVIS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except per share data)

NOTE 24 —	SUBSEQUENT EVENT (continued)

The Agreement provides for customary events of default which include (subject in certain cases to certain cure periods and dollar thresholds): nonpayment, breach of covenants in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. Generally, if an event of default occurs, the holders of at least a majority in principal amount of the then outstanding New Notes may declare all of the New Notes to be due and payable immediately.

Subject to specified exceptions and permitted liens, the New Notes and guarantees (other than the guarantee of the Ziff Davis Holdings) are secured by a first priority security interest in substantially all of the Company’s and the applicable guarantor’s assets pursuant to a First Lien Security Agreement dated as of April 22, 2005 among the Company, the subsidiary guarantors and US Bank National Association, as Trustee, as supplemented, on an equal and ratable basis with the Floating Rate Notes.

The offering and sale of the Notes were not registered under the Securities Act of 1933, as amended, and the Notes may not be reoffered or resold in the United States absent registration or an applicable exemption from registration requirements.

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

During the two year period ended December 31, 2004 and through August 15, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused it to make reference thereto in its reports on our financial statements for such years. None of the reportable events described under Item 304(a) (1)(v) of Regulation S-K occurred within the two year period ended December 31, 2004 and through August 15, 2005.

The reports of PwC on the financial statements of Ziff Davis as of and for the years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the two year period ended December 31, 2004, and for the subsequent period through the date hereof, the Company did not consult with Grant Thornton regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the securities Exchange Act of 1934 (“Exchange Act”)) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, these controls and procedures were effective.

b) Change in Internal Controls. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The Board of Directors currently consists of seven directors (with one position vacant), including the five above-mentioned directors; and Susan E. Alderton, an independent, outside director.

The following table contains information with respect to the executive officers and directors of Ziff Davis Holdings and Ziff Davis Media:

Name	Age	Position

Robert F. Callahan	55	Chairman of the Board of Directors and Chief Executive Officer
Mark Moyer	47	Senior Vice President, Chief Financial Officer
Jason Young	37	President, Consumer Small/Business Group
Sloan Seymour	44	President, Enterprise Group
Scott McCarthy	41	President, Game Group
Gregory Barton	45	Executive Vice President of Licensing and Legal Affairs, General Counsel and Secretary
Paul O’Reilly	52	Vice President, Ziff Davis Event Marketing Group
Beth Repeta	40	Vice President of Human Resources
John Willis	57	Director
Avy Stein	52	Director
Daniel Blumenthal	43	Director
Bradley Shisler	36	Director
Susan Alderton	55	Director

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

Mark Moyer joined the Company in October 2005 as Senior Vice President, Chief Financial Officer. From March 2004 to June 2005 Mr. Moyer served as Senior Vice President and Controller of Intelsat, Ltd., one of the world’s largest global satellite communications providers in the U.S. From June 2000 to December 2003, Mr. Moyer

was employed in London for Equant N.V., a global provider of data network services, most recently as Senior Vice President, Financial Operations from July 2001 to December 2003 and as Vice President & Chief Accounting Officer from June 2000 to July 2001. From 1995 to 2000, Mr. Moyer was Vice President and Controller of Ziff-Davis Inc. Prior to that, Mr. Moyer has held several senior level accounting and finance positions at ITT Corporation and AMAX, Inc. in New York. He began his career as a Staff Auditor with Ernst & Young in Dallas, Texas.

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

Sloan Seymour was named President of Ziff Davis Media’s Enterprise Group in October 2004. He was Senior Vice President of Ziff Davis Media’s Enterprise Group since April 2004. Prior to April 2004, Mr. Seymour was the launch publisher of Baseline magazine. Mr. Seymour began his career at Ziff-Davis Inc., in 1986. In addition to launching Baseline, he created Ziff Davis’ face-to-face events and eSeminars businesses. He began his career with PC Magazine and has also worked as the Vice President and Publisher of eWEEK.

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

Beth Repeta has been Vice President of Human Resources of Ziff Davis Media since January 2002 and held the position of Human Resources Manager from April 2000 to January 2002. Ms. Repeta is responsible for overseeing recruiting, employee relations, compensation, benefits and facilities. Ms. Repeta held a variety of Human Resources positions at ZDI from June 1991 to April 2000, including Director of Employee Relations and Human Resources Manager. Prior to 1991, Ms. Repeta was an analyst with PriceWaterhouse.

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

Avy Stein has been a Director since March 2000. Mr. Stein is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Stein served as a Managing Director of CIVC from 1989 to 1994. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. Mr. Stein has also served as a special consultant for mergers and acquisitions to the Chief Executive Officer of NL Industries, Inc. and as the Chief Executive Officer of Regent Corporation. Mr. Stein currently serves as a Director of several other Willis Stein portfolio companies.

Daniel Blumenthal has been a Director since March 2000. Mr. Blumenthal is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Blumenthal served as Vice President of CIVC from 1993 to 1994. From 1988 to 1993 he was a corporate tax attorney with Latham & Watkins. Mr. Blumenthal currently serves as a Director of several other Willis Stein portfolio companies.

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

Bart Catalane resigned from our board in March 2007.

The members of Ziff Davis Holdings’ and Ziff Davis Media’s Boards of Directors each may be elected annually at the ordinary general meeting of shareholders of such corporation. Each director is elected to serve until the next annual meeting of stockholders or until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Certain of the current directors were elected pursuant to the terms of an Investor Rights Agreement. See “Certain Relationships and Related Transactions, and Director Independence — Investor Rights Agreement.”

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

We reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Susan E. Alderton chairs our audit committee and receives compensation of $50,000 per annum plus reimbursement of expenses.

We have adopted a code of ethics applicable to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Code of Ethics. The Code of Ethics is included herein as Exhibit 14.1. In the event that we amend or waive any of the provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, we intend to disclose the same in a Current Report on Form 8-K filed with the SEC and on our website at www.ziffdavis.com.

The Boards of Directors of Ziff Davis Holdings and Ziff Davis Media each may appoint or designate one or more committees, each committee to consist of one or more of the directors of such company, which to the extent provided in such resolution or the by-laws will have and may exercise the powers of the Board of Directors in the management and affairs of such company except as otherwise limited by law. We currently have an audit committee and a compensation committee. The audit committee consists of Ms. Alderton, who chairs the committee, Mr. Blumenthal and Mr. Shisler. Our board members have determined that Ms. Alderton is an “audit committee financial expert” as defined in Item 407 of Regulation S-K and is “independent” according to the listing rules of the New York Stock Exchange. The compensation committee consists of Messrs. Callahan, Stein and Blumenthal.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Compensation Discussion and Analysis

Overview

Our Compensation Committee consists of two non-employee directors, Avy H. Stein and Daniel H. Blumenthal, who are each employed by Willis Stein & Partners, and our Chief Executive Officer, Robert F. Callahan. Our Compensation Committee excluding Mr. Callahan is responsible for negotiating Mr. Callahan’s compensation arrangements. The compensation arrangements for our other executive officers typically are proposed to the Compensation Committee by Mr. Callahan.

Compensation Policies and Practices

The primary objectives of our executive compensation program are to:

•	Attract and retain the best possible executive talent,

•	Achieve accountability for performance by linking annual cash incentive awards to achievement of measurable performance objectives, and

•	Align executives’ incentives with creation of enterprise value.

We have sought to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are generally competitive with our understanding of the marketplace, as well as an opportunity for variable incentive compensation that is above market when short and long term performance goals are met. Our executive compensation consists of the following components:

•	Base salary

•	Annual cash bonus incentive(s)

•	Long-term incentive award(s) — stock option grant(s) and transaction bonuses

Base Salary.  Base salary is established considering a number of factors, including the experience, skills, knowledge and responsibilities required of the executive officers in their roles, our estimation of the costs or challenges associated with replacing the individual and market data on similar positions with competitive companies as information becomes available to us informally through recruitment/search consultants or other sources. We have entered into agreements with our named executive officers that provide for certain minimum base salaries (although we have not given certain cost-of-living (“COLA”) increases specified in certain executive agreements, in some cases we have increased the executive officer’s base salary beyond the amount specified in the contract). We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.

Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances may require review. Mr. Callahan’s contract provides for an annual base salary of not less than $1,000,000 (with COLA adjustments since January 2005 of not less than 2% per year) and his annual base salary in 2006 (and to through the date of this report) was $1,000,000. Mr. Young’s contract provides for an annual base salary of not less than $450,000 (with COLA adjustments since January 2007) and his annual base salary during 2006 (and through the date of this report) was $450,000. Mr. Seymour’s contract provides for an annual base salary of not less than $300,000 (with COLA adjustments since January 2004) and his annual base salary during 2006 (and through the date of this report) was $315,000. Mr. McCarthy’s contract provides for an annual base salary of not less than $350,000 and his annual base salary during 2006 (and through the date of this report) was $400,000. Mr. Moyer’s contract provides for an annual base salary of $275,000 and his annual base salary during 2006 (and through the date of this report) was $275,000.

Annual Cash Bonus Incentive.  We establish a target cash incentive payment for our executive officers (and certain other employees) each year, which target amount, if paid, would represent a significant portion of the overall cash compensation for such executive officer. Mr. Callahan’s and Mr. McCarthy’s executive agreements, however, provide that the annual cash target bonus shall be not less than $1,000,000 for Mr. Callahan and $250,000 for Mr. McCarthy, respectively. The 2006 cash incentive plans for Messrs. Young, Seymour and McCarthy — the Group Presidents in charge of our three business units (Consumer/Small Business Group, Enterprise Group and Game Group, respectively) — provided that 85% of their target was to be based on the EBITDA of their respective business unit and 15% of their target was to be based on our consolidated EBITDA. Payments above the targeted amounts were specified in the event that either or both of their business unit EBITDA and our consolidated EBITDA exceeded the respective budgeted amounts for the year by certain levels.

Payment of the annual cash incentive is at our discretion. Our determination of whether and how much to pay an executive officer of one of our three business units related to the annual cash incentive depends in part upon whether the executive officer’s business unit meets its budgeted EBITDA for the year; whether we meet our budgeted EBITDA for the year on a consolidated basis; and potentially upon qualitative factors regarding the executive officer’s performance. Our determination of whether and how much to pay an executive officer in our corporate overhead or central services (including Mr. Callahan and Mr. Moyer) related to the annual cash incentive depends in part upon whether we meet our budgeted EBITDA for the year on a consolidated basis and potentially upon qualitative factors regarding the executive officer’s performance. We determine our budgeted EBITDA (including budgeted EBITDA for each of our business units) early each year; such sum is not a prediction or forecast, but rather is the goal we target to achieve. We did not make any annual cash incentive payments for 2004 or 2005. However, in order to retain certain executive officers and other employees, we did pay certain retention bonuses in 2005 and 2006, respectively, which retention bonuses required repayment in whole or in part if the recipient did not remain an employee through the end of the applicable year (and we did receive repayment from a number of recipients who did not remain employed through the end of the applicable year). We determined to pay the amounts to our named executive officers with respect to their 2006 cash incentives: Mr. Callahan, $726,125; Mr. Young, $240,000; Mr. Seymour, $285,000; Mr. McCarthy, $100,000; and Mr. Moyer, $112,500. In addition, if Mr. Callahan remains employed through December 31, 2007 and we generate consolidated EBITDA during 2007 of at least $100,000,000, Mr. Callahan shall be entitled to an additional bonus of $1,000,000.

Long Term Incentive Awards.  All of our executive officers (and certain other employees) have received equity compensation awards in the form of non-qualified stock options that were granted in 2004 and 2005 pursuant to our Amended and Restated 2002 Employee Stock Option Plan. We granted long-term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers. The options are designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time and become exercisable upon the occurrence of certain events, as well as to reward executive officers for performance. The grants awarded options to purchase certain shares of Series D Preferred Stock, Series B Preferred Stock, Series A Preferred Stock and Common Stock. The exercise prices (i) for the options to purchase Series D Preferred Stock were not less than $1,000 per share and often were a higher price reflecting the accreted liquidation value per share as of the grant date; (ii) for the options to purchase Series B Preferred Stock were not less than $1,000 per share and in some instances were a higher price reflecting the accreted liquidation value per share as of the grant date; (iii) for the options to purchase Series A Preferred Stock were $0.01 per share; and (iv) for the options to purchase Common Stock were $0.001 per share. We have not granted any stock options since April 2005 and do not have any current intention to do so in the future.

Additionally, in 2006 we granted certain executive officers and other employees awards under our 2006 Long-Term Incentive Plan, which provides for payment of a bonus in the event that we sell one or more of our specified business units, subject to forfeiture in the event the recipient’s employment with us terminates before consummation of such transaction under certain circumstances and provided that we may condition receipt of such payment upon the recipient agreeing to be employed by the buyer or to provide transition services to the buyer on certain terms for not more than six months.

We also amended Mr. Callahan’s executive agreement in 2006 to provide that he shall have earned a bonus of $5,000,000 on the earlier of December 31, 2007 or the sale of the company (as such term is defined in his executive agreement), provided that his employment had not been terminated by us for cause or by him without good reason (as such terms are defined in his executive agreement) prior to such date. This bonus would be payable only at the time of consummation of a sale of the company (whether prior to or after December 31, 2007); however, our obligation to pay such bonus is subordinate to payment in full of all other indebtedness we have (including any indebtedness we incurred after the amendment of Mr. Callahan’s executive agreement). We agreed that we would not make any distribution with respect to our capital stock prior to the payment in full of such bonus.

Other Programs.  We provide our executive officers — and all other full-time employees — with life, medical, accidental death and dismemberment (AD&D), short-term disability and business travel accident insurance; the opportunity to purchase additional policy limits on life and AD&D insurance and to purchase long-term disability insurance, spouse and child life insurance and vision service plan benefits; 401(k) matching contributions; qualifying tuition assistance; adoption assistance; and gym reimbursement and certain other wellness benefits. We also provide Mr. Callahan with a non-accountable expense allowance of $100,000 per year and reimbursement of the reasonable, current portion of premiums paid by Mr. Callahan for up to $2,000,000 of term life insurance.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table summarizes the total compensation earned in 2006 by our principal executive officer, Robert Callahan; our principal financial officer, Mark Moyer; and our three most highly compensated executive officers other than our principal executive officer and our principal financial officer, who in 2006 were the Group Presidents of our three operating units, Jason Young, Sloan Seymour and Scott McCarthy (collectively, our “named executive officers”).

							Change in
							Pension
							Value and
							Nonqualified	All
						Non-Equity	Deferred	Other
						Incentive	Compen-	Compen-
			Bonus	Stock	Option	Plan Compen-	sation	sation
		Salary	($)	Awards	Awards	sation	Earnings	($)	Total
Name and Principal Position	Year	($)	(1)	($)	($)	($)	($)	(2)	($)

Robert Callahan	2006	$1,000,000	$726,125	—	—		—	$107,996	$1,834,121
Chairman and Chief Executive Officer
Mark Moyer,	2006	$275,000	$112,500	—	—	(3)	—	$4,476	$391,976
Senior Vice President and Chief Financial Officer
Jason Young	2006	$450,000	$340,000	—	$6,513	(3)	—	$3,786	$800,299
President, Consumer/Small Business Group
Sloan Seymour	2006	$315,000	$385,000	—	$5,147	(3)	—	$4,940	$710,087
President, Enterprise Group
Scott McCarthy	2006	$400,000	$200,000	—	$5,262	(3)	—	$538	$605,800
President, Game Group

(1)	Includes amounts earned pursuant to our 2006 cash incentive plan and, for Messrs. Young, Seymour and McCarthy, a 2006 retention bonus.

(2)	Includes 401(k) matching contributions, group term life premiums and gym reimbursements, to the extent applicable to each named executive officer. Mr. Callahan’s compensation in this column includes an allowance of $100,000, without need for accounting, for reimbursement of expenses in addition to expenses eligible for reimbursement under our existing policies plus payment of $2,200 premium for certain term life insurance.

(3)	During 2006 this named executive officer received a grant pursuant to our 2006 Long-Term Incentive Plan, however, no amount under such grant was deemed earned during 2006 as we did not consummate the sale of any of our business units during 2006.

Grants of Plan-Based Awards

The following table summarizes information regarding awards we granted in 2006 to our named executive officers under our 2006 Long-Term Incentive Plan. We did not grant any equity incentive plan awards, or other stock or option awards, during 2006.

						All Other
						Option
						Awards:	Exercise	Grant
						Number of	or Base	Date Fair
						Securities	Price of	Value of
			Estimated Future Payouts Under Non-Equity Incentive Plan(2)			Underlying	Option	Stock and
			Threshold	Target	Maximum	Options	Awards	Option
Name	Grant Date	Approval Date(1)	($)	($)	($)	(#)	($/Sh)	Awards

Robert Callahan	—	—	—	—	—	—	—	—
Mark Moyer	June 16, 2006	June 15, 2006	(3)	(3)	(3)	—	—	—
Jason Young	June 16, 2006	June 15, 2006	(4)	(4)	(4)	—	—	—
Sloan Seymour	June 16, 2006	June 15, 2006	(5)	(5)	(5)	—	—	—
Scott McCarthy	June 16, 2006	June 15, 2006	(6)	(6)	(6)	—	—	—

(1)	The difference between the date these awards were approved and their grant date is due to a lapse of time between the approval date and the time that award documents to evidence these awards were finalized and executed.

(2)	Information in these columns relates to grants pursuant to our 2006 Long-Term Incentive Plan. There are no Threshold, Target or Maximum payouts with respect these grants; rather, the grants entitle the recipient to payments in the event we consummate the sale of one or more of our business units, subject to forfeiture if the recipient’s employment with us terminates before consummation of such transaction in certain circumstances and provided that we may condition receipt of such payment upon the recipient agreeing to be employed by the buyer or to provide transition services to the buyer on certain terms for not more than six months. The aggregate bonus pool created with respect to the sale of a business unit will be one percent of the consideration paid to us with an additional amount possible based on the results of such sale.

(3)	Subject to the terms and conditions of our 2006 Long-Term Incentive Plan, Mr. Moyer was granted the right to receive 6.67% of the bonus pools to be established under our 2006 Long-Term Incentive Plan with respect to sale of each of our three business units, subject to possible upward adjustment as provided in our 2006 Long-Term Incentive Plan in the event there are any forfeited interests that have not been reawarded prior to consummation of the sale of such business unit.

(4)	Subject to the terms and conditions of our 2006 Long-Term Incentive Plan, Mr. Young was granted the right to receive 40.00% of the bonus pools to be established under our 2006 Long-Term Incentive Plan with respect to sale of our Consumer/Small Business Unit, subject to possible upward adjustment as provided in our 2006 Long-Term Incentive Plan in the event there are any forfeited interests that have not been reawarded prior to consummation of the sale of such business unit.

(5)	Subject to the terms and conditions of our 2006 Long-Term Incentive Plan, Mr. Seymour was granted the right to receive 48.50% of the bonus pools to be established under our 2006 Long-Term Incentive Plan with respect to sale of our Enterprise Unit, subject to possible upward adjustment as provided in our 2006 Long-Term Incentive Plan in the event there are any forfeited interests that have not been reawarded prior to consummation of the sale of such business unit.

(6)	Subject to the terms and conditions of our 2006 Long-Term Incentive Plan, Mr. McCarthy was granted the right to receive 44.50% of the bonus pools to be established under our 2006 Long-Term Incentive Plan with respect to sale of our Game Unit, subject to possible upward adjustment as provided in our 2006 Long-Term Incentive Plan in the event there are any forfeited interests that have not been reawarded prior to consummation of the sale of such business unit.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers at December 31, 2006. There were no outstanding stock awards at December 31, 2006.

	Option Awards
			Equity Incentive
			Plan Awards:
			Number of
	Number of Securities	Number of Securities	Securities
	Underlying Unexercised	Underlying Unexercised	Underlying
	Options	Options	Unexercised	Option
	(#)	(#)	Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
Name	(1)	(1)	(#)	($)	Date

Robert Callahan	2,612D	—	—	$1,000.00	6/30/13
	3,209B			$1,000.00	6/30/13
	10,475A			$0.01	6/30/13
	1,200,000			$0.001	6/30/13
Mark Moyer	—	—	—	—	—
Jason Young	300D	60D	—	$1,000.00	3/3/13
	369B	73.8B		$1,000.00	3/3/13
	1,234A	246.8A		$0.01	3/3/13
	300,000	60,000		$0.001	3/3/13
	400D	240D		$1,609.98	10/31/14
	400B	240B		$1,000.00	10/31/14
	1,234A	740.4A		$0.01	10/31/14
	300,000	180,000		$0.001	10/31/14
Sloan Seymour	300D	60D		$1,000.00	6/30/13
	369B	73.8B		$1,000.00	6/30/13
	1,234A	246.8A		$0.01	6/30/13
	300,000	60,000		$0.001	6/30/13
	200D	120D		$1,609.98	10/31/14
	200B	120B		$1,000.00	10/31/14
	617A	370.2A		$0.01	10/31/14
	100,000	60,000	—	$0.001	10/31/14
Scott McCarthy	400D	240D		$1,609.98	10/31/14
	400B	240B		$1,000.00	10/31/14
	1,234A	740.4A		$0.01	10/31/14
	300,000	180,000	—	$0.001	10/31/14

(1)	“D” denotes Series D Preferred Stock; “B” denotes Series B Preferred Stock; “A” denotes Series A Preferred Stock; absence of letter denotes Common Stock.

Option Exercises and Stock Vested

During 2006, none of our named executive officers acquired any of our capital stock pursuant to exercise of any options or through vesting of any stock awards.

Pension Benefits

We do not offer a pension plan for any of our named executive officers.

Non-Qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans

We do not offer any non-qualified contribution or other non-qualified deferred compensation plans for any of our named executive officers.

Termination and Change in Control Arrangements

Our executive agreements with our named executive officers provide for the following potential payments at, following, or in connection with the termination of such named executive officer’s employment with us under the indicated circumstances.

Robert Callahan.  Upon any termination, Mr. Callahan shall be entitled to receive his base salary earned through the termination date, prorated on a daily basis together with all accrued but unpaid vacation time earned during the calendar year in which the termination occurs and any bonus in respect of a prior, completed calendar year which is then due and owing and has not been paid. If we terminate his employment for cause (as defined in his executive agreement) or he resigns other than for good reason (as defined in his executive agreement), or upon his death or incapacity (as defined in his executive agreement), or upon any termination on or after December 31, 2007, we shall have no obligation to make any severance or other similar payment to him or on his behalf. If, prior to December 31, 2007, we terminate his employment without cause or he resigns for good reason, then if he delivers us, within thirty days of such termination, a general release in our favor, in form and substance satisfactory to us, we will pay Mr. Callahan his annual base salary (as in effect on the termination date) and provide him health insurance benefits during the severance period and pay him a termination bonus as described below. The severance period means one year, or if longer, the earlier of the date which is eighteen months after the termination date or, so long as a sale of the company (as defined in his executive agreement) has not occurred prior to the termination date, December 31, 2007. The termination bonus shall be payable in equal monthly increments over the period from the date of determination thereof through the end of the severance period and shall be paid contemporaneously with payment of base salary during such period. The termination bonus shall equal 50% of the amount of bonus, if any, we paid to Mr. Callahan in respect of the immediately prior calendar year. In addition, if during calendar year 2007 we terminate Mr. Callahan’s employment without cause or he resigns for good reason, dies or suffers incapacity and we generate consolidated EBITDA for the twelve month period ended December 31, 2007 of at least $100,000,000, then the termination bonus amount shall also include a $1,000,000 payment, which payment shall be deemed in lieu of the annual cash incentive amount for 2007 to which he would have been entitled had he remained employed by us through December 31, 2007. However, notwithstanding the foregoing, in the event that Mr. Callahan breaches any of his obligations under his executive agreement related to confidential information, work product, noncompetition or nonsolicitation (except any breach which he proved was solely of a technical nature, immaterial and inadvertent), then we shall have no further obligation to pay him any severance amounts to which he would otherwise be entitled. Mr. Callahan’s noncompetition and nonsolicitation obligations are in effect while he is employed by us and for one year thereafter.

Mark Moyer.  In the event we terminate Mr. Moyer’s employment without cause (as defined in his executive agreement) in connection with a sale of all or substantially all of our assets or equity securities, then if he delivers us, within thirty days of such termination, a general release in favor of us and related persons, in form and substance satisfactory to us and delivers us a departmental turnover report within five days of such termination, we will pay Mr. Moyer, during a six-month severance period, his annual base salary (as in effect on the termination date) and pay a certain portion of health insurance benefits he may elect to maintain under COBRA. However, notwithstanding the foregoing, in the event that Mr. Moyer breaches any of his obligations under his executive agreement related to noncompetition or nonsolicitation (except any breach which he proved was solely of a technical nature, immaterial and inadvertent), then we shall have no further obligation to pay him any severance amounts to which he would otherwise be entitled. Mr. Moyer’s noncompetition and nonsolicitation obligations are in effect while he is employed by us and for six months thereafter.

Jason Young.  Upon any termination, Mr. Young shall be entitled to receive his base salary earned through the termination date, prorated on a daily basis together with all accrued but unpaid vacation time earned during the calendar year in which the termination occurs and any bonus in respect of a prior, completed calendar year which is then due and owing and has not been paid. If we terminate his employment for cause (as defined in his executive agreement) or he resigns other than for good reason (as defined in his executive agreement), or upon his death or incapacity (as defined in his executive agreement), or upon any termination on or after March 31, 2008, we shall have no obligation to make any severance or other similar payment to him or on his behalf. If, prior to March 31, 2008, we terminate his employment without cause or he resigns for good reason, then if he delivers us, within thirty days of such termination, a general release in favor of us and related persons (except for claims alleging a right to receive indemnification from us in connection with any claim brought against him by a third party based upon actions taken in the course of his employment), in form and substance satisfactory to us, we will pay Mr. Young, during a one-year severance period, his annual base salary (as in effect on the termination date) to the extent related to specified lines of business (as defined in his executive agreement) and pay a certain portion of health insurance benefits he may elect to maintain under COBRA, and we will pay him within ninety days of his termination a termination bonus as described below. The termination bonus shall equal the amount of bonus, if any, we paid to Mr. Young in respect of the immediately prior calendar year with respect to the specified lines of business, multiplied by a fraction representing the portion of his termination year that we was employed. In the event that Mr. Young’s employment terminates due to his death or incapacity then, provided that no cause for termination existed, we shall pay the termination bonus described above (to his heirs of successors in the event of his death). However, notwithstanding the foregoing, in the event that Mr. Young breaches any of his obligations under his executive agreement related to noncompetition or nonsolicitation (except any breach which he proved was immaterial and inadvertent), then we shall have no further obligation to pay him any severance amounts to which he would otherwise be entitled. We shall only be entitled to such relief in the event we obtain a judgment or injunction regarding such matter. Mr. Young’s noncompetition and nonsolicitation obligations are in effect while he is employed by us and for one year thereafter.

Sloan Seymour.  Upon any termination, Mr. Seymour shall be entitled to receive his base salary earned through the termination date, prorated on a daily basis together with all accrued but unpaid vacation time earned during the calendar year in which the termination occurs and any bonus in respect of a prior, completed calendar year which is then due and owing and has not been paid. If we terminate his employment for cause (as defined in his executive agreement) or he resigns other than for good reason (as defined in his executive agreement), or upon his death or incapacity (as defined in his executive agreement), or upon any termination on or after July 31, 2008, we shall have no obligation to make any severance or other similar payment to him or on his behalf. If, prior to July 31, 2008, we terminate his employment without cause or he resigns for good reason, then if he delivers us, within thirty days of such termination, a general release in favor of us and related persons, in form and substance satisfactory to us, we will pay Mr. Seymour, during a one-year severance period, his annual base salary (as in effect on the termination date) and pay a certain portion of health insurance benefits he may elect to maintain under COBRA. However, notwithstanding the foregoing, in the event that Mr. Seymour breaches any of his obligations under his executive agreement related to noncompetition or nonsolicitation (except any breach which he proved was solely of a technical nature, immaterial and inadvertent), then we shall have no further obligation to pay him any severance amounts to which he would otherwise be entitled. Mr. Seymour’s noncompetition and nonsolicitation obligations are in effect while he is employed by us and for one year thereafter.

Scott McCarthy.  Upon any termination, Mr. McCarthy shall be entitled to receive his base salary earned through the termination date, prorated on a daily basis together with all accrued but unpaid vacation time earned during the calendar year in which the termination occurs and any bonus in respect of a prior, completed calendar year which is then due and owing and has not been paid. If we terminate his employment for cause (as defined in his executive agreement) or he resigns other than for good reason (as defined in his executive agreement), or upon his death or incapacity (as defined in his executive agreement), or upon any termination on or after October 17, 2009, we shall have no obligation to make any severance or other similar payment to him or on his behalf. If, prior to October 17, 2009, we terminate his employment without cause or he resigns for good reason, then if he delivers us, within thirty days of such termination, a general release in favor of us and related persons, in form and substance satisfactory to us, we will pay Mr. McCarthy, during a one-year severance period, his annual base salary (as in effect on the termination date) and pay a certain portion of health insurance benefits he may elect to maintain under COBRA. However, notwithstanding the foregoing, in the event that Mr. McCarthy breaches any of his obligations under his executive agreement related to noncompetition or nonsolicitation (except any breach which he proved was solely of a technical nature, immaterial and inadvertent), then we shall have no further obligation to pay him any severance amounts to which he would otherwise be entitled. Mr. McCarthy’s noncompetition and nonsolicitation obligations are in effect while he is employed by us and for one year thereafter.

Assuming each executive officer’s employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2006, the estimated values of payments and benefits to each named executive officer are set forth in the following table. The table assumes that (i) the named executive officers would comply with all conditions to receipt of such payments as described above and would not take actions that would relieve us of the obligation to make such payments; (ii) we already had paid the named executives their base salary earned through December 31, 2006 and had reimbursed the named executive officers for any work-related expenses that we would have an obligation to reimburse; (iii) no named executive officer had any accrued and unused vacation time at December 31, 2006; (iv) with respect to Mr. Callahan, we already had paid him through December 31, 2006 the amount of non-accountable expense allowance and term life insurance premiums that we pay him pursuant to his executive agreement; and (v) the named executive officers would elect to continue their health insurance through COBRA during the entire severance period:

		Termination without	Termination without
		Cause Prior to a	Cause Following a
		Change in Control	Change in Control	Voluntary	Death or	Change in
Name	Benefit	(1) (2)	(1) (2)	Termination	Disability	Control

Robert Callahan	Cash severance	$1,014,261	$1,014,261	—	—	—
Mark Moyer	Cash severance	$141,415	$141,415	—	—	—
Jason Young	Cash severance	$457,829	$457,829	—	—	—
Sloan Seymour	Cash severance	$322,829	$322,829	—	—	—
Scott McCarthy	Cash severance	$407,829	$407,829	—	—	—

(1)	For Messrs. Callahan, Young, Seymour and McCarthy, Includes resignation for good reason as defined in their respective executive agreements.

(2)	Does not include any termination bonus related to the 2006 cash incentive bonus, since the latter would not be deemed to be related to a prior, completed calendar year which was due and owing and not paid at December 31, 2006. Does not include any termination bonus related to the 2005 cash incentive bonus, as we determined such amount was zero. In addition, the named executive officers would retain their rights to receive future payments, if any, pursuant to the 2006 Long-Term Incentive Plan and pursuant to any options that may have been granted to them.

Director Compensation

The following table summarizes the compensation earned by our directors in 2006 for their services as directors.

Change in Pension
	Fees Earned				Value and
	or Paid			Non-Equity	Nonqualified
	in Cash	Stock	Option	Incentive Plan	Deferred	All Other
	($)	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	(1)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Robert Callahan	—	—	—	—	—	—	—
John Willis	—	—	—	—	—	—	—
Avy Stein	—	—	—	—	—	—	—
Daniel Blumenthal	—	—	—	—	—	—	—
Bradley Shisler	—	—	—	—	—	—	—
Susan Alderton	$50,000	—	—	—	—	—	$50,000

(1)	In addition, we reimburse members of Board of Directors for any out-of-pocket expenses incurred by them in connection with the services provided in such capacity.

Compensation Committee Interlocks and Insider Participation

As noted above, Mr. Callahan, our Chief Executive Officer, is one of three members of our compensation committee. The other two members, Messrs. Stein and Blumenthal, are not employees of ours. Each of Messrs. Stein and Blumenthal are Managing Directors of Willis Stein. Investment funds affiliated with Willis Stein currently hold $39.4 million in the aggregate principal amount (including compounded value) of our Compounding Notes. In connection with our payment of scheduled interest payments to the holders of our Compounding Notes in 2006, we paid the investment funds affiliated with Willis Stein an aggregate of $2.4 million. These investment funds acquired the Compounding Notes in connection with our financial restructuring in 2002 (see Note 13 to our Consolidated Financial Statements).

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K. Based on that review and discussion, the compensation committee recommended to the board of directors that such Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee

Robert F. Callahan
Avy H. Stein
Daniel H. Blumenthal

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below lists information about the beneficial ownership of Ziff Davis Holdings’ capital stock, as of December 31, 2006, by each person whom we know to own beneficially more than 5% of any class of Ziff Davis Holdings’ stock, by each of Ziff Davis Holdings’ directors, by the executive officers named in the Summary Compensation table and by all of our directors and executive officers as a group. Ziff Davis Holdings has six classes of capital stock authorized for issuance: Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and common stock. There are 400,000 shares of Series A Preferred Stock authorized for issuance, 329,127.5 of which are issued and outstanding; 142,500 shares of Series B Preferred Stock authorized for issuance, 98,285.6 of which are issued and outstanding; 7,500 shares of Series C Preferred Stock authorized for issuance, 5,172.9 of which are issued and outstanding; 100,000 shares of Series D Preferred Stock authorized for issuance, 80,207.3 of which are issued and outstanding; 30,000 shares of Series E Preferred Stock authorized for issuance, 28,526.4 of which are issued and outstanding; and 100,000,000 shares of common stock authorized for issuance, of which approximately 2,311,000 shares are issued and outstanding (excluding approximately 8,622,000 shares issuable upon conversion of the Series C Preferred Stock and excluding approximately 43,800,000 shares issuable upon the exercise of certain warrants to purchase common stock). Willis Stein owns 100% of the Series B Preferred Stock, the Series C Preferred Stock and Series D Preferred stock. In the event of an initial public offering of Ziff Davis Holdings’ common stock, Willis Stein and the other holders of each series of Ziff Davis Holdings’ preferred stock may elect to convert their shares of preferred stock to shares of Ziff Davis Holdings’ common stock. Unless otherwise noted, the address of each director and executive officer is c/o Ziff Davis Media Inc., 28 East 28th Street, New York, New York 10016.

Ziff Davis Media is authorized to issue a total of 1,000 shares of common stock, par value $0.01 per share. There are 1,000 shares of common stock issued and outstanding. All of Ziff Davis Media’s outstanding capital stock is owned by Ziff Davis Holdings. The following table sets forth beneficial ownership of Ziff Davis Holdings’ capital stock as of December 31, 2006:

	Beneficial Ownership(1)
		Percent of		Percent of
	Shares of	Outstanding	Shares of	Outstanding		Percent of
	Series A	Series A	Series E	Series E	Shares of	Outstanding
	Preferred	Preferred	Preferred	Preferred	Common	Common
Beneficial Owner	Stock	Stock	Stock	Stock	Stock	Stock

Willis Stein Entities(2)	281,627.5	85.57%	8,088.6	28.35%	50,650,938	99.35%
DLJ Entities(3)	47,500.0	14.43	—	—	333,333	14.42
MacKay Shields LLP(4)	—	—	9,469.4	33.19	1,921,502	45.40
Robert F. Callahan	—	—	—	—	—	—
Mark Moyer	—	—	—	—	—	—
Jason Young	—	—	—	—	—	—
Sloan Seymour	—	—	—	—	—	—
Scott McCarthy	—	—	—	—	—	—
John R. Willis(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Avy H. Stein(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Daniel H. Blumenthal(2)	281,627.5	85.57	8,088.6	28.35	50,650,938	99.35
Bradley J. Shisler	—	—	—	—	—	—
Susan E. Alderton	—	—	—	—	—	—
All directors and executive officers as a group (13 persons)	281,627.5	85.57%	8,088.6	28.35%	50,650,938	99.35%

*	Less than 1% of outstanding series of stock.

(1)	“Beneficial ownership” generally means voting or investment power with respect to a security or the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2)	Includes 213,750 shares of Series A Preferred Stock (64.9%), 8,088.6 shares of Series E Preferred Stock (28.4%) and 50.2 million shares of common stock (including approximately 8.6 million shares issuable upon conversion of Series C Preferred Stock and approximately 40.1 million shares issuable upon the exercise of warrants to purchase common stock) held by Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the “Willis Stein Entities”). Also includes 67,877.5 shares of Series A Preferred Stock and 477,716 shares of common stock held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). Such stockholders have agreed pursuant to the terms of the Investor Rights Agreement to vote their shares as directed by the Willis Stein Entities in certain matters as described more fully in Item 13 hereof and in the Investor Rights Agreement. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis, Avy H. Stein and Daniel H. Blumenthal are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis, Stein and Blumenthal is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.

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

Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under Ziff Davis Holdings’ equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Plan category:
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
2001 Stock Option Plan	18,078	$7.50	69,589
2002 Stock Option Plan
Series D	10,380	1,098.05	3,737
Series B	12,300	1,007.05	5,044
Series A	40,534	0.01	17,547
Common Stock	6,355,000	0.001	3,264,171

Total	6,436,292	—	3,360,088

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Board of Directors currently consists of seven directors (with one position vacant), including the five above-mentioned directors and Susan Alderton, an independent, outside director.

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

Willis Stein

We reimburse travel and other out-of-pocket expenses of Ziff Davis Holdings’ directors and staff, including the directors from Willis Stein. For the year ended December 31, 2006, we paid approximately $100,000 of such expenses. Additionally, as fully described in Note 13 of our Consolidated Financial Statements, Willis Stein was involved in our financial restructuring in 2002 including through: (1) the purchase of Series D Preferred Stock; (2) the exchange of its 12% Notes; and (3) the amendment and restatement of our Senior Credit Facility agreement.

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

Director Independence

Our board of directors is currently composed of six persons. Five of our non-employee directors, Messrs. Willis, Stein, Blumenthal and Shisler and Ms. Alderton, would qualify as independent directors based on the definition of independent director set forth in New York Stock Exchange listing rules. Due to their affiliation with Willis Stein, Messrs. Willis, Stein, Blumenthal and Shisler would not, however, meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act.

Transactions with Related Persons

Each of Messrs. Willis, Stein and Blumenthal is a Managing Director of Willis Stein and Mr. Shisler is a Principal of Willis Stein. Investment funds affiliated with Willis Stein currently hold $39.4 million in the aggregate principal amount (including compounded value) of our Compounding Notes. In connection with our payment of scheduled interest payments to the holders of our Compounding Notes in 2006, we paid the investment funds affiliated with Willis Stein an aggregate of $2.4 million. These investment funds acquired the Compounding Notes in connection with our financial restructuring in 2002 (see Note 13 to our Consolidated Financial Statements).

Policies and Procedures for Review, Approval or Ratification of Related Party Transactions

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The accounting firm Grant Thornton LLP (“Grant Thornton”) served as our independent public accountants for the years ended December 31, 2006 and December 31, 2005. In addition to rendering audit services during those two years, Grant Thornton performed various non-audit services for us. On August 12, 2005 the Audit Committee of the Board of Directors of the Company determined to dismiss its independent registered accounting firm, PricewaterhouseCoopers LLP (“PwC”) and engage Grant Thornton as it new independent registered accounting firm.

Audit and Other Fees for the Past Two Fiscal Years

The following table sets forth the aggregate fees billed to us for services rendered by Grant Thornton and PWC for the 2006 and 2005 fiscal years:

	2006	2005

Audit fees(l)	$418,900	$855,530
Audit-related fees(2)	310,300	71,492
Tax fees(3)	—	—
All other fees(4)		25,000

Total	$729,200	$952,022

(1)	Audit fees consist of the audit of our annual financial statements, the review of quarterly financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and financial audits of subsidiaries, services associated with SEC registration statements filed in connection with securities offerings (i.e., comfort letters and consents), and financial accounting and reporting consultations.

(2)	Audit-related fees consist principally of audits of employee benefit plans, assurance and related services that are reasonably related to the performance of the audit or review of financial statements and consulting on financial accounting and reporting standards.

(3)	Tax fees consist principally of assistance with tax compliance, tax advice and tax planning. Tax compliance includes preparation of original and amended tax returns for Ziff Davis Holdings and its consolidated subsidiaries; refund claims; and payment planning. Tax advice and tax planning includes assistance with tax audits and appeals, tax work stemming from “Audit-Related” items, tax work relating to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	All other fees consisted principally of amounts paid for consulting services related to a review of the Company’s 2002 stock option plan.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit
No.	Description

2.1	Purchase Agreement dated December 6, 1999 among WS-ZP Acquisition, Inc., ZD Inc. and ZD Holdings (Europe) Ltd. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 2.1.*
3.1	Certificate of Incorporation for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.1.*
3.2	Fifth Amended and Restated Certificate of Incorporation for Ziff Davis Holdings Inc.*
3.3	Certificate of Incorporation for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.2.*
3.4	Certificate of Incorporation for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.3.*
3.5	Certificate of Incorporation for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.4.*
3.6	Certificate of Incorporation for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.5.*
3.7	By-laws for Ziff Davis Media Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.7.*
3.8	By-laws for Ziff Davis Holdings Inc.*
3.9	By-laws for Ziff Davis Publishing Holdings Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.8.*
3.10	By-laws for Ziff Davis Internet Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.9.*
3.11	By-laws for Ziff Davis Development Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.10.*
3.12	By-laws for Ziff Davis Publishing Inc. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 3.11.*
3.13	Certificate of Incorporation of Ziff Davis Intermediate Holdings Inc.*
3.14	By-laws of Ziff Davis Intermediate Holdings Inc.*
4.1	Indenture, dated August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*
4.2	Registration Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Ziff Davis Media Inc.*
4.3	Indenture, dated July 21, 2000 by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company. Previously filed on April 30, 2002 in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated January 24, 2001. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4, (No. 333-48014) dated October 16, 2000 as Exhibit 4.1.*
4.4	First Supplemental Indenture, dated as of August 12, 2002 by and between Ziff Davis Media, the guarantors thereunder and Deutsche Bank Trust Company Americas, supplementing that certain indenture, dated July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Bankers Trust Company.*

Exhibit
No.	Description

4.5	Investor Rights Agreement, dated April 5, 2000, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders. Previously filed on March 20, 2002 in connection with Ziff Davis Media’s Form 10-K as Exhibit 9.1.*
4.6	Amendment No. 1 to Investor Rights Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders.*
4.7	Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc., and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of August 12, 2002, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas.*
4.8	Second Supplemental Indenture, dated as of September 18, 2002, by and among Ziff Davis Media Inc., Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas, supplementing the indenture, dated as of July 21, 2000, by and between Ziff Davis Media Inc., the guarantors thereunder and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company).*
4.9	Form of Global Series E-l Preferred Stock Certificate.*
10.1	Series D Preferred Stock Purchase Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc., and the purchasers thereunder.*
10.2	Stock Purchase Agreement, dated as of April 30, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.3	Stock Purchase Agreement, dated as of May 31, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.4	Stock Purchase Agreement, dated as of June 28, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.5	Stock Purchase Agreement, dated as of August 8, 2002, by and among Ziff Davis Holdings Inc. and the purchasers thereunder.*
10.6	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*
10.7	Warrant Agreement, dated August 12, 2002, by and among Ziff Davis Holdings Inc. and Deutsche Bank Trust Company Americas.*
10.8	Distribution and Payment Agreement, dated August 12, 2002, by and between Ziff Davis Holdings Inc. and Willis Stein & Partners II, L.P.*
10.9	2002 Ziff Davis Holdings Inc. Amended and Restated Employee Stock Option Plan.†**
10.10	License Agreement, dated April 5, 2000 with ZD Inc. (ZD logo). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.3.*
10.11	License Agreement, dated April 5, 2000 with ZD Inc. (Interactive). Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 (No. 333-48014) dated October 16, 2000 as Exhibit 10.4.*
10.12	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Robert F. Callahan, dated as of March 23, 2005. Previously filed in connection with Ziff Davis Media’s Form 10-K as Exhibit l0.l for the quarter ended March 31, 2005.†*
10.13	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Paul O’Reilly, dated as of September 17, 2004.†*

Exhibit
No.	Description

10.14	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated May 20, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.2 for the quarter ended September 30, 2001.*
10.15	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated July 13, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.3 for the quarter ended September 30, 2001.*
10.16	Stock Purchase Agreement by and among Ziff Davis Holdings Inc. and the stock purchasers thereunder, dated August 30, 2001. Previously filed in connection with Ziff Davis Media’s Form 10-Q as Exhibit 10.4 for the quarter ended September 30, 2001.*
10.17	Sale and Purchase Agreement relating to certain Print-Based Publishing Assets in the UK, Germany and France, dated June 20, 2000 with VNU N.V., View Group B.V., VNU Business Publications Limited, VNU Holding Deutschland GMBH, VNU Business Publications France S.A. Previously filed in connection with Ziff Davis Media’s Registration Statement on Form S-4 dated October 16, 2000 as Exhibit 2.2.*
10.18	Stock Purchase Agreement, dated as of July 3, 2002, by and among Ziff Davis Media Inc., Ziff Davis Development Inc. and Lionbridge Technologies, Inc.*
10.19	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of April 30, 2002).*
10.20	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of May 31, 2002).*
10.21	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of June 28, 2002).*
10.22	Amendment No. 1 to Stock Purchase Agreement, dated as of August 12, 2002 by and among Ziff Davis Holdings, Inc., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III-C, L.P. (relating to Stock Purchase Agreement, dated as of August 8, 2002).*
10.23	Executive Agreement by and between Ziff Davis Holdings Inc., Ziff Davis Publishing Inc. and Mr. Gregory Barton, dated as of October 23, 2002.†*
10.24	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Mark Moyer, dated as of September 30, 2005.†*
10.25	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Jason Young, dated as of May 26, 2006.†*
10.26	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Sloan Seymour, dated as of August 1, 2003.†*
10.27	Amendment No. 1 dated as of June 15, 2006 to Amended and Restated Executive Agreement between Registrant and Mr. Robert Callahan.†*
10.28	Ziff Davis Holdings Inc. 2006 Long-Term Incentive Plan.†*
10.29	Form of Grant Agreement with respect to Ziff Davis Holding Inc. 2006 Long Term Incentive Plan.†*
10.30	Amended and Restated Executive Agreement by and between Ziff Davis Holdings Inc. Ziff Davis Publishing Inc., and Mr. Bart Catalane, dated as of March 23, 2005.†*
10.31	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Michael Miller, dated as of October 1, 2004.†*
10.32	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Scott McCarthy, dated as of October 15, 2004.†*
10.33	Amendment dated December 31, 2004 to Executive Agreement by and between Ziff Davis Media Inc. and Mr. Scott McCarthy.†*
10.34	Asset Purchase Agreement by and among Ziff Davis Media, Inc., MBPS, Com, Inc., FileFront, L.P. and FileFront Principals Dated as of November 4, 2005*

Exhibit
No.	Description

10.35	Letter dated December 6, 2005 from the registrant to Susan E. Alderton. *
10.36	Purchase Agreement, dated April 18, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and Bear, Stearns & Co. Inc. and Lehman Brothers Inc. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.*
10.37	Indenture, dated April 22, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and US Bank National Association as Trustee. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.*
10.38	First Lien Security Agreement, dated as of April 22, 2005, by and among Ziff Davis Media Inc., the guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed April 26, 2005.*
10.39	Registration Rights Agreement, dated April 22, 2005, by and among Ziff Davis Media Inc., the Guarantors named therein and Bear, Stearns & Co. Inc. and Lehman Brothers Inc. Incorporated by reference to Ziff Davis Holdings’ Form 8-K filed on April 26, 2005.*
10.40	Executive Agreement by and between Ziff Davis Media Inc. and Mr. Mark Moyer dated November 13, 2006.** †

14.1	Code of Ethics.*
14.2	Ziff Davis Holdings Inc. Audit and Non-Audit Services Pre-Approved Policy.*
21.1	Subsidiaries of Registrants.*
31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed.

**	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized on the 2nd day of April 2007.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ Mark D. Moyer
Name: Mark D. Moyer
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities.

Signatures	Title

/s/ Robert F. Callahan Robert F. Callahan	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Mark D. Moyer Mark D. Moyer	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John R. Willis John R. Willis	Director

/s/ Avy H. Stein Avy H. Stein	Director

/s/ Daniel H. Blumenthal Daniel H. Blumenthal	Director

/s/ Bradley J. Shisler Bradley J. Shisler	Director

/s/ Susan Alderton Susan Alderton	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

None.