Form 10-Q
period 2007-03-31
ZIFF DAVIS HOLDINGS INC
filed 2007-05-15
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 14, 2007, 2,311,049 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES
Index to Form 10-Q for the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$22,169	$15,369
Accounts receivable, net	22,960	30,872
Inventories	193	131
Prepaid expenses and other current assets	4,411	4,730

Total current assets	49,733	51,102
Property and equipment, net	13,913	15,622
Intangible assets, net	170,103	174,466
Goodwill	39,828	39,828
Other assets, net (including restricted cash of $0 and $1,657)	19,845	18,760

Total assets	$293,422	$299,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,949	$17,664
Accrued expenses and other current liabilities	30,873	38,791
Unexpired subscriptions and deferred revenue, net	15,595	15,606

Total current liabilities	62,417	72,061
Long-term debt	389,960	369,764
Accrued interest — troubled debt restructuring	38,981	43,084
Accrued expenses — long-term	7,318	8,041
Mandatorily redeemable preferred stock	1,022,612	996,578
Other non-current liabilities	10,700	10,612

Total liabilities	1,531,988	1,500,140

Commitments and contingencies Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding as of March 31, 2007 and 2006, respectively	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,264,363)	(1,226,159)

Total stockholders’ deficit	(1,238,566)	(1,200,362)

Total liabilities and stockholders’ deficit	$293,422	$299,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Revenue, net	$32,715	$40,278

Operating expenses:
Cost of production	7,547	11,720
Selling, general and administrative expenses	22,059	25,815
Depreciation and amortization of property and equipment	2,275	1,740
Amortization of intangible assets	4,363	4,423
Restructuring charges, net	(331)	—
Transaction related expenses	899	—
Loss in equity investment	—	244

Total operating expenses	36,812	43,492

Loss from operations	(4,097)	(3,664)
Interest expense, net	(34,055)	(29,786)

Loss before income taxes	(38,152)	(33,450)
Income tax provision	52	26

Net loss	$(38,204)	$(33,476)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(38,204)	$(33,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued dividends on mandatorily redeemable preferred stock	26,034	22,735
Depreciation and amortization	6,638	6,163
Restructuring charges, net	(331)	—
Loss in equity investment	—	244
Provision for doubtful accounts	(152)	157
Non-cash rent expense	(53)	42
Non-cash interest	(3,629)	497
Amortization of debt issuance costs	856	796
Non-cash stock compensation	6	(2)
Changes in operating assets and liabilities:
Accounts receivable	8,064	8,068
Inventories	(62)	1
Prepaid expenses, and other, net	319	578
Accounts payable and accrued expenses	(11,473)	(13,724)
Unexpired subscriptions and deferred revenue, net	(11)	639

Net cash used in operating activities	(11,998)	(7,282)

Cash flows from investing activities:
Capital expenditures	(566)	(1,341)
Acquisitions	—	(57)

Net cash used in investing activities	(566)	(1,398)

Cash flows from financing activities:
Proceeds from issuance of new senior secured notes	20,000	—
Debt issuance costs	(2,293)	—
Letters of credit	1,657	—

Net cash provided by financing activities	19,364	—

Net increase (decrease) in cash and cash equivalents	6,800	(8,680)
Cash and cash equivalents at beginning of period	15,369	34,174

Cash and cash equivalents at end of period	$22,169	$25,494

Cash paid during the quarter for:
Interest	$15,714	$5,990
Income taxes	$52	26
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’	Comprehensive
	Shares	Amount	capital	deficit	deficit	loss
Balance at December 31, 2006	2,311,049	$17,329	$8,468	$(1,226,159)	$(1,200,362)

Net loss	—	—	—	(38,204)	(38,204)	$(38,204)

Balance at March 31, 2007	2,311,049	$17,329	$8,468	(1,264,363)	$(1,238,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)
NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. at March 31, 2007 and the results of its consolidated operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006 and changes in stockholders’ deficit from December 31, 2006 to March 31, 2007 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any interim period. For further information refer to Ziff Davis Holdings Inc.’s audited consolidated financial statements, including the notes to those statements, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Formation of Ziff Davis Holdings Inc.
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
Seasonality
     Historically, the Company’s business has been seasonal because it has earned a significant portion of its annual revenue in the fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Other factors affecting the seasonality of the Company’s business are customer budgetary spending patterns, new product introductions and general economic trends. The Company’s quarterly results may also be affected by variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with new product launches or growth initiatives, changes in its mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, the Company’s operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. The Company also cannot assure that its fourth quarter revenue will be higher than revenue for its other quarters.
Liquidity
     The Company’s financial statements have been presented on the basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
     As of March 31, 2007, the Company had long-term debt and redeemable preferred stock (which has been classified as debt) totaling $389,960 and $1,022,611 respectively, and a working capital deficit of approximately $12,684. The Company has also incurred a $4,097 loss from operations and a $38,204 net loss for the three months ended March 31, 2007. Commencing August 2006, the Company’s Compounding Notes due 2009 (the “Compounding Notes”) accrue interest on a cash basis. The first cash interest payment for the Compounding Notes was made in February 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
     On February 15, 2007, the Company executed a Note Purchase Agreement related to the issuance of an aggregate of $20.0 million in principal amount of new Senior Secured Notes due 2012 (“New Notes”). The Company used the net proceeds of the sale of the New Notes for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money.
     The Company’s ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors. The Company believes that its transformation from a company focused on print into Internet, events and other non-print businesses will continue. It is expected that these non-print businesses will continue to grow in profitability and will generate meaningful incremental free cash flow to assist the Company in servicing its long-term obligations. The Company’s current intention is to repay its long-term obligations when they come due in 2009, 2010 and 2012, in part from cash flow from operations, with the remainder from the refinancing of such obligations, including its Mandatorily Redeemable Preferred Stock, or the sale of assets. With respect to the redemption of its Mandatorily Redeemable Preferred Stock, the Company believes the primary holder of these securities, its equity sponsor, Willis Stein, will continue to support its future growth plans and will develop a plan to extend the maturities or refinance these securities in the event that it should become necessary. There is no assurance, however, that refinancings of indebtedness, including preferred securities, or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Company’s existing indebtedness; as a result, these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern, and to realize its assets and satisfy its liabilities in the normal course of business.
     The Company believes that its cash on hand, coupled with future cash expected to be generated from operations, will be sufficient to meet its liquidity, working capital and capital spending needs through December 31, 2007. None of the Company’s outstanding indebtedness require it to meet any financial covenants. The Company has no further borrowing capacity under its current debt instruments.
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
Principles of Consolidation
     The financial statements of the Company as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 are prepared on a consolidated basis and include the accounts of the Ziff Davis Holdings Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

Under the terms of the 2001 Stock Option Plan, options to purchase 87,667 shares of Ziff Davis Holdings’ common stock were reserved for issuance under this Plan. The option price per share of common stock was fixed at fair value at the date of grant by the Board of Directors and set forth in the option agreement entered into with each participant. Generally, options granted have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the three months ended March 31, 2007 and 2006, respectively.
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
     No stock options pursuant to the 2002 Stock Option Plan were granted during the three months ended March 31, 2007. As of March 31, 2007, the following options were vested: 9,699 of Series D Preferred Stock options, 11,602 of Series B Preferred Stock options, 38,382 of Series A Preferred Stock options and 5,815,945 of common stock options.
     As of March 31, 2007, the following securities remained available for future issuance: 4,016 of the Series D Preferred Stock options; 5,329 of the Series B Preferred Stock options; 18,430 of the Series A Preferred Stock options; and 3,444,171 of the common stock options. No options were exercisable as of March 31, 2007.
     The Company recognized compensation expense/(income) of $6 and $(2) in the consolidated statement of operations during the three months ended March 31, 2007 and 2006, respectively. The fair value of the options was determined based on a Black Scholes option pricing model.
     The options granted pursuant to the 2002 Stock Option Plan become exercisable if one of the following events occurs: the sale of the Company as defined or thirty days following an initial public offering of the Company’s common stock or the seventh anniversary of the date of the participant’s option agreement.
     The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0%, risk-free interest rate of 4.2%, expected volatility of 20% and an expected life of 2.4 years. The weighted-average fair value of all options granted through March 31, 2007 was $32.09 per option.
Adoption of FIN 48
     In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s policy is to charge any interest associated with past due income tax assessments to interest expense in the statement of operations. The Company’s policy with respect to any penalties associated with past due income tax assessments is to charge them to income tax expense, in the Statement of Operations.
     The Company has maintained an accrual of approximately $3.9 million for certain contingent tax liabilities. Approximately $1.8 million of the aforementioned tax liability relates to interest and penalties and approximately $2.1 million relates to income taxes. It is reasonably possible that the full amount of the tax liability will reverse over the next twelve months based on certain filings or the status of certain examinations in foreign jurisdictions. Any change in the liability will not impact the Company’s effective tax rate.
     But for limited exceptions the Company’s tax years are open for examination and adjustment in all major jurisdictions for the years 2000 forward primarily due to the Company’s net operating losses. There was no change in the status of any open tax years during the quarter ended March 31, 2007.
     As of January 1, 2007 there was no adjustment to retained earnings relating to the cummulative effect of the adoption of FIN 48.

Restricted Cash
     During the three months ended March 31, 2007 the Company decided not to renew its letter of credit which served as security for its San Francisco lease. During the quarter, the Company deposited $750 with its San Francisco landlord and its restricted cash balance of $1,657, which was used to collateralize the letter of credit, was transferred to the Company’s main operating cash account.
NOTE 2 – INTANGIBLE ASSETS, NET
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
     These definite-lived intangible assets are being amortized using the straight-line method over estimated useful lives, ranging from 2 to 16 years. In determining the estimated useful lives, the Company considered its competitive position in the markets in which it operates, the historical attrition rates of advertisers and subscribers, legal and contractual obligations, and other factors.
     Recoverability of goodwill and intangible assets is assessed both on an annual basis or on an interim basis if events or circumstances change that would likely reduce the fair value of related assets below their carrying values.
     Pursuant to SFAS No. 144 “Accounting for Impairment and Disposal of Long-Lived Assets” the Company reviews its long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
     As of March 31, 2007 and December 31, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of March 31, 2007			As of December 31, 2006
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Amortized intangible assets:
Advertising lists	$184,179	$(91,514)	$92,665	$184,179	$(88,029)	$96,150
Trademark/trade names	18,557	(4,946)	13,611	18,557	(4,679)	13,878
Subscriber lists and other	18,653	(15,586)	3,067	18,653	(14,998)	3,655

Total amortized intangible assets	221,389	(112,046)	109,343	221,389	(107,706)	113,683
Unamortized intangible assets:
Trademark/trade names	60,783	—	60,783	60,783	—	60,783
Goodwill	39,828	—	39,828	39,828	—	39,828

Total goodwill and intangible assets	$322,000	$(112,046)	$209,954	$322,000	$(107,706)	$214,294

     Amortization expense associated with intangible assets during the three months ended March 31, 2007 was $4,363. Amortization expense is estimated to be $12,997 for the remainder for of 2007.
     Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the next five years end December 31, are as follows:

2008	$16,314
2009	14,897
2010	14,667
2011	14,667
2012	14,667

$75,212

NOTE 3 – ACCRUED RESTRUCTURING CHARGES
     During the past three fiscal years, the Company implemented comprehensive cost reduction and restructuring programs designed to reduce its workforce and certain facility costs in order to decrease excess operating costs.
     During the three months ended March 31, 2007, the Company determined that certain restructuring liabilities were no longer needed and as a result recorded a $832 credit to restructuring expense. The Company also eliminated certain positions and incurred certain costs related to a vacant facility that totaled $501 during the three months ended March 31, 2007.
     As of March 31, 2007, there was $3,421 of accrued restructuring charges included on the Balance Sheet in accrued expenses and other current liabilities and accrued expenses — long term. During the three months ended March 31, 2007, the Company paid $547 and $1,249, respectively, primarily related to severance and real estate leases for vacated space. The Company anticipates making further payments in 2007 of approximately $1,769, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.
     The following table summarizes the activity with respect to the accrued restructuring charge balances for the three months ended March 31, 2007:

	As of				As of
	December 31,			Interest accretion on	March 31,
	2006	Expenses	Payments	real estate leases	2007
Employee severance costs	$1,840	$(30)	$(547)	$—	$1,263
Facilities consolidation and other costs	10,748	(301)	(1,249)	278	9,476

	$12,588	$(331)	$(1,796)	$278	$10,739

     The $278 adjustment to the accrual was due primarily to interest accretion on abandoned or vacated leases, which were initially recorded at present value.
NOTE 4 – DEBT
General
     As of March 31, 2007, total indebtedness was $389,960 and consisted of $20,000 of New Senior Secured Notes due 2012 (“New Notes”), $205,000 of Floating Rate Notes due 2012 (“Floating Rate Notes”), $12,280 of 12% Notes due 2010 (“12% Notes”) and $152,484 of Compounding Notes due 2009. Based on current interest rates, the Company anticipates approximately $45 million in cash interest payments in 2007.
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
     The offering and sale of the New Notes were not registered under the Securities Act of 1933, as amended, and the New Notes may not be reoffered or resold in the United States absent registration or an applicable exemption from registration requirements.
     As of December 31, 2006, total indebtedness was $369,764 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $152,484 of Compounding Notes due 2009.
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
     Commencing in August 2006, the Compounding Notes accrue 12% interest on a cash basis. The first cash interest payment of $9,150 was made in February 2007.
     The Compounding Notes were issued in connection with a financial restructuring pursuant to which a substantial majority of the holders of the 12% Notes exchanged their 12% Notes for a combination of cash, Compounding Notes, preferred stock and warrants to purchase common stock. The Compounding Notes have been accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing a reduction in the interest obligation for the Compounding Notes was recorded at the date of issuance. This liability is not a claim against the Company’s assets, but rather it represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. This liability is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. The March 31, 2007 balance of $38,981 is included within long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as Accrued interest — troubled debt restructuring. During the three months ended March 31, 2007, the Company amortized $4,103, as a reduction of interest expense. All existing and future domestic subsidiaries currently guarantee or will guarantee the Compounding Notes.
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

NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK
     The following table details activity in the Mandatorily Redeemable Preferred Stock account for the three months ended March 31, 2007:

	Mandatorily Redeemable Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Total
Balance at December 31, 2006	$563,469	$178,541	$5,173	$205,386	$44,009	$996,578
Accrued dividends payable	9,031	4,778	—	11,139	1,086	26,034

Balance at March 31, 2007	$572,500	$183,319	$5,173	$216,525	$45,095	$1,022,612

     The Company, effective January 1, 2004, has recorded the accrued dividends on the Mandatorily Redeemable Preferred Stock as interest expense and classified the Mandatorily Redeemable Preferred Stock as a long-term liability on the Condensed Consolidated Balance Sheet pursuant to SFAS 150.
NOTE 6 – CONTINGENCIES
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
Off-Balance-Sheet Arrangements
     The Company enters into certain incentive agreements, from time to time, with executives and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. Several of these agreements currently exist with measurement dates beginning with the close of the 2006 fiscal year. As of March 31, 2007, the Company has accrued $3,107 related to these earn-out payments. Approximately $2,722 of this has been paid as of the filing date of this Form 10-Q.
NOTE 7 – SEGMENT INFORMATION
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
     The following table presents information about the Company’s reportable segments for the periods then ended:

	Three Months
	Ended March 31,
	2007	2006
Revenue, net:
Consumer/Small Business Group	$11,300	$13,568
Enterprise Group	15,960	16,859
Game Group	5,455	9,851

Total	$32,715	$40,278

	Three Months
	Ended March 31,
	2007	2006
EBITDA:
Consumer/Small Business Group	$2,008	$2,731
Enterprise Group	1,916	276
Game Group	(809)	(264)

Total	$3,115	$2,743

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

	Three Months
	Ended March 31,
	2007	2006
Reconciliation of segment EBITDA to consolidated Loss before income taxes:
Total segment EBITDA	$3,115	$2,743
Depreciation and amortization	(6,638)	(6,163)
Loss in equity investment	—	(244)
Restructuring charges, net	331	—
Interest expense, net	(34,055)	(29,786)
Transaction related fees	(899)	—
Non-cash employee stock compensation expense	(6)	2

Loss before income taxes	$(38,152)	$(33,474)

     The Company’s chief operating decision maker (“CODM”) as defined in SFAS No. 131 does not review total assets by segment in order to assess performance and make decisions regarding the Company’s overall resource allocation. Furthermore, asset information is monitored at the corporate level and reported to the CODM on a total company basis versus a segment basis.
NOTE 8 – EARNINGS PER SHARE
     Earnings per share have been omitted on the basis that there are no public shareholders.

NOTE 9 – GUARANTOR INFORMATION
     Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of the Company’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of the Company’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that: (1) Ziff Davis Holdings does not conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries; (2) Ziff Davis Holdings has no material assets other than its ultimate investment in the capital stock of Ziff Davis Media; and (3) Ziff Davis Holdings has unconditionally guaranteed the New Notes, Floating Rate Notes, 12% Notes and the Compounding Notes.
NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).
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
     In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard. If elected, SFAS 159 would be effective for the Company as of January 1, 2008.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as the unaudited condensed consolidated financial statements and notes thereto included herein. Historical results and percentage relationships set forth in these unaudited condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of results for future operations.
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
     We manage our business through three segments, defined below. Within each segment we group our products and services into two categories. The digital category includes any online properties, eSeminars and events, contract publishing, business information services and white papers. The print category includes only the operations of our six magazines.
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
Results of Operations — Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenue
     Total revenue was $32.7 million for the three months ended March 31, 2007 compared to $40.3 million in the comparable prior period, a decrease of $7.6 million. Excluding the effect of closed publications, principally, Official U.S. Playstation Magazine, which generated $3.3 million in revenue for the quarter ended March 31, 2006, revenue decreased $4.3 million or 12% compared to $37.0 million reported in the prior year’s quarter.
     Revenue for the Consumer/Small Business Group for the quarter ended March 31, 2007 was $11.3 million, reflecting a decrease of $2.3 million or 17% compared to the $13.6 million reported in the same period last year. The decline was primarily due to a decline in display advertising revenue at PC Magazine, offset by a 20% increase in the Group’s online revenue.
     Revenue for the Enterprise Group for the quarter ended March 31, 2007 was $16.0 million compared to $16.8 million in the same period last year, reflecting a $0.8 million or 5% decrease. The decrease was primarily caused by a 15% decrease in print revenue for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The Group’s online revenues grew 30% and this growth was partially offset by a decrease in revenue from custom marketing services programs.
     Revenue for the Game Group for the quarter ended March 31, 2007 was $5.4 million, down $4.5 million compared to the same period last year. Excluding closed publications revenue decreased $1.1 million or 17% compared to the first quarter of 2006. The decrease was attributable to a decline in print advertising and circulation revenue for the Group’s ongoing publications associated with delayed platform cycle, partially offset by 28% growth in the Group’s online revenue compared to a year ago.
Cost of production
     Cost of production was $7.5 million for the three months ended March 31, 2007 compared to $11.7 million for the comparable prior year period, a $4.2 million or 36% decrease. Excluding the effect of closed publications, cost of production decreased $1.7 million or 18%.
     Cost of production for the Consumer/Small Business Group for the quarter ended March 31, 2007 was $2.3 million, down $0.7 million or 23% compared to $3.0 million in the first quarter of 2006. This decrease was principally due to a reduction in pages at PC Magazine.
     Cost of production for the Enterprise Group for the quarter ended March 31, 2007 was $2.9 million, down $0.7 million or 19% compared to $3.6 million in the first quarter of 2006. This decrease was primarily caused by a decrease in the Group’s print advertising and contract publishing business during the first quarter of 2007 as compared to a year ago.
     Cost of production for the Game Group was $2.4 million, down $2.7 million from the three months ended March 31, 2006. Excluding closed publications, cost of production decreased $0.2 million or 8% due primarily to fewer print advertising pages in the first quarter of 2007. This decrease was partially offset by an increase in technology costs to support the growth of the Group’s online business during the first quarter of 2007.
Selling, general and administrative expenses
     Total selling, general and administrative expenses for the three months ended March 31, 2007 were $22.1 million compared to $25.8 million for the comparable prior year period, a $3.7 million or 14% decrease. Excluding the effect of closed publications, selling, general and administrative expenses decreased $2.7 million or 11%.
     Selling, general and administrative expenses for the Consumer/Small Business Group were $7.0 million for the quarter ended March 31, 2007, reflecting a decrease of $0.9 million or 11% from $7.9 million in the prior year period. Selling, general and administrative expenses at PC Magazine were reduced by 17% in the first quarter of 2007 when compared to the first quarter of 2006. Selling, general and administrative expenses for the Group’s other business were relatively flat versus year ago.
     Selling, general and administrative expenses for the Enterprise Group were $11.2 million for the quarter ended March 31, 2007, reflecting a decrease of $1.7 million or 13% from $12.9 million in the prior year period. This decrease was primarily attributable to lower costs for editorial, technology and event execution.
     Selling, general and administrative expenses for the Game Group of $3.8 million were down $1.2 million or 24% from $5.0 in the prior year’s quarter. Excluding closed publications, selling, general and administrative expenses were down $0.2 million or 5% versus year ago. This decrease were caused by lower costs for the Group’s ongoing print publications, partially offset by an increase in costs to support the growth of the Group’s online business.
Restructuring expense
     During three months ended March 31, 2007 we determined that certain restucturing liabilities were no longer needed and as a result recorded a $832 credit to restructuring expense. We also eliminated certain positions and incurred certain costs related to a vacant facility that totaled $501 during the three months ended March 31, 2007.
Depreciation and amortization expense
     Depreciation and amortization expense were $6.6 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily attributable to the depreciation on additional fixed assets that had been acquired in the preceding twelve months.
Interest expense, net
     Interest expense, net was $34.1 million for the three months ended March 31, 2007 compared to $29.8 million for the three months ended March 31, 2006. The increase in interest expense was primarily due to a higher carrying value on our Mandatorily Redeemable Preferred Stock, interest on the New Notes which were sold in the first quarter of 2007 and higher interest rates on our Floating Rate Notes. Interest expense for the quarter ended March 31, 2007 included the following non-cash items: (1) $26.0 million related to the accrued dividends on the Mandatorily Redeemable Preferred Stock, (2) $0.3 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $0.9 million of amortization of debt issuance costs, (4) $0.2 million related to the compounding of a portion of the interest expense for the New Notes to the principal balance and (5) $4.1 million reduction in interest expense related to the reduction of the “Accrued interest-troubled debt restructuring” for the quarter. Commencing August 2006, the Compounding Notes accrue 12% interest on a cash basis and the first cash payment of $9,150 was made in February 2007.
     Our weighted average debt outstanding was approximately $371.8 million and $359.9 million, and our weighted average interest rate was 12.2% and 12.3%, for the three months ended March 31, 2007 and 2006, respectively.
Income taxes
     Any tax benefit resulting from our loss before income taxes for the quarters ended March 31, 2007 and 2006 is offset in full by a 100% valuation allowance. The income tax provision of $52 thousand and $26 thousand for the respective periods represent foreign withholding taxes and state and local taxes.
Net loss
     Net loss of $38.2 million for the three months ended March 31, 2007 increased $4.7 million compared to net loss of $33.5 million for the three months ended March 31, 2006. The increased loss is primarily due to an increase in interest, depreciation and amortization expense and a higher loss from operations.
Liquidity and Capital Resources
     Total cash at March 31, 2007 was $22.2 million. We have historically relied upon cash flow from operating activities, borrowings, and additional investments from our equity sponsor to finance our operations.

     As of March 31, 2007, total indebtedness was $389,960 and consisted of $20,000 of new Senior Secured Notes (“New Notes”) due 2012, $205,000 of Floating Rate Notes due 2012 (“Floating Rate Notes”), $12,280 of 12% Notes due 2010 (“12% Notes”) and $152,484 of Compounding Notes due 2009. Total debt does not include $1,023 million in aggregate redemption value of outstanding shares of Mandatorily Redeemable Preferred Stock of Ziff Davis Holdings.
     The Compounding Notes are due in 2009. Non-cash interest was compounded quarterly on these notes at 14% through August 2006. Commencing August 2006, cash interest accrues on these notes at 12%. The first cash interest payment of $9,150 was made in February 2007.
     On February 15, 2007, we executed a Note Purchase Agreement related to the issuance of an aggregate of $20.0 million in principal amount of New Notes. We used the net proceeds of the sale of the New Notes for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money.
     Based on current interest rates, we anticipate approximately $28.6 million in cash interest payments for the remaining nine months of 2007.
     Our 2002 Stock Option Plan gives each optionee the right to obtain cash payments in certain circumstances. This cash payment would equal the “Spread Value Per Share”, as defined, that the optionee may have failed to receive in a “Dividend Event” or a “Redemption Event,” as defined, due to the option being wholly or partially unvested or unexercisable as of the date of such event. The 2002 Stock Option Plan only provides the optionee with the right to receive a cash payment to the extent that we had made payments to holders of outstanding shares of stock in an amount per share that exceeds the exercise price of the options of such class of stock.
     We enter into certain incentive agreements, from time to time, with executive and senior management that include earn-out payments that are calculated based on the achievement of future revenue and other financial thresholds. As of March 31, 2007 we had accrued $3,107 related to these earn-out payments. Approximately $2,722 of this has been paid as of the filing of this Form 10-Q.
     We may be required to pay additional contingent purchase consideration for FileFront in December 2007 and related to Digital Life in April 2009 if certain performance targets, as defined in the purchase agreements, are achieved.
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
     Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors. We believe that our transformation from a company focused on print into a multimedia company that generates a material percentage of its revenue from Internet, events and other non-print businesses will continue. It is expected that these non-print businesses will continue to grow in profitability and will generate meaningful incremental free cash flow to assist us in servicing our long-term obligations. Our current intention is to repay our long-term obligations when they come due in 2009, 2010 and 2012, in part from cash flow from operations, with the remainder from the refinancing of such obligations, including our Mandatorily Redeemable Preferred Stock, or the sale of assets. With respect to the redemption of our Mandatorily Redeemable Preferred Stock, we believe the primary holder of these securities, our equity sponsor, Willis Stein, will continue to support our future growth plans and will develop a plan to extend the maturities or refinance these securities in the event that it should become necessary. There is no assurance, however, that refinancings of indebtedness, including preferred securities, or asset dispositions, could be achieved on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing indebtedness; as a result these uncertainties raise doubt about our ability to continue as a going concern, that is to realize our assets and satisfy our liabilities in the normal course of business.
Sources and Uses of Cash — Three Months Ended March 31, 2007 and 2006
     Details for the changes in cash and cash equivalents during the three months ended March 31, 2007 and 2006 are discussed below.
     Operating Activities. Cash used by operating activities was $12.0 million for the three months ended March 31, 2007 compared to $7.2 million for the three months ended March 31, 2006. This increase was primarily caused by higher cash interest expense during the three months ended March 31, 2007. During the three months ended March 31, 2007 and 2006, we generated cash from accounts receivable of $8.1 million and $8.1 million, respectively. During the three months ended March 31, 2007 and 2006, we used $11.5 million and $13.7 million, respectively to reduce accounts payable and accrued expenses.
     Investing Activities. Cash used by investing activities was $0.6 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. This decrease primarily relates to lower capital expenditures in the first quarter of 2007 as compared to the first quarter of 2006.
     Financing Activities. Cash provided by financing activities was $19.4 million and $0 for the three months ended March 31, 2007 and 2006, respectively. The source of cash for the three months ended March 31, 2007 principally represents the net proceeds from the New Notes offering in February 2007.
Contractual Obligations and Commitments
     As of March 31, 2007, we had long-term debt and preferred stock obligations totaling $390.0 million and $1,023.0 million, respectively.
     The following table sets forth our contractual obligations at March 31, 2007, excluding future interest and dividends:

	Balance at March 31, 2007
		Less Than	One to	Three to	After
	Total	One Year	Three Years	Five Years	Five Years
(in thousands of dollars)
Long-term debt	$389,960	$—	$152,484	$12,280	$225,500
Preferred stock at redemption value	1,022,612	—	—	1,022,612	—
Non-cancelable operating lease obligations	72,670	7,007	23,809	15,012	26,842

	$1,485,242	$7,007	$176,293	$1,049,904	$251,842

     The caption Non-cancelable operating lease obligations in the above table includes our real estate operating lease obligations, net of existing subleases, at March 31, 2007. However, the lease obligation amounts are gross lease payments reflecting contractual lease escalations and have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of March 31, 2007, nor discounted to present value. We also have an agreement with our newsstand distribution agent that guarantees this newsstand agent $1.7 million commissions for 2007.
     Pursuant to purchase agreements related to our acquisitions in 2003, 2004 and 2005, we may be required to pay additional contingent purchase consideration. This additional contingent consideration is based on revenues and certain other performance measures to be earned or achieved in 2006, 2007 and 2008. As of March 31, 2007 we had accrued $3.1 million related to acquisition related compensation. The acquisition related compensation relates to earnout agreements associated with acquisitions made in prior years. We expect to pay this in 2007. We may be required to pay additional contingent purchase consideration pursuant to two of our acquisitions in the fourth quarter of 2007 and second quarter 2009, respectively, subject in each case to the applicable business achieving certain performance results. No accrual for these possible future obligations has been made as of March 31, 2007 as the measurements occur during the third quarter and fourth quarter of 2007 and at year-end 2008, respectively.
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
Cyclicality
     Revenue from print advertising in our core magazines and custom publishing accounted for 53.4% of our total revenue for the three months ended March 31, 2007. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results.

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
     In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard. If elected, SFAS 159 would be effective for the Company as of January 1, 2008.
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
     Many factors mentioned in this Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Forward-looking statements herein speak only as of the date of filing of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures, we make on related subjects in our reports to the SEC.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our Floating Rate Notes have a variable interest rate based on 3-month LIBOR. Our New Notes have a variable interest component based on 3-month LIBOR as well as a fixed interest component. Our Compounding Notes and 12% Notes have fixed interest rates. Accordingly a 1.00% fluctuation in market interest rates would cause a $2.25 million fluctuation in annual interest expense.
Inflation and Fluctuations in Paper Prices and Postage Costs
     We continually assesses the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our costs of production. Paper costs did not increase materially for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. In addition, during 2001 we outsourced the majority of our paper buying to its printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases. Additionally, postage rages are expected to increase by an average of 11.7% in approximately July 2007.
ITEM 4. CONTROLS AND PROCEDURES
     a) Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the securities Exchange Act of 1934 (“Exchange Act”)) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, these controls and procedures were effective.
     b) Change in Internal Controls. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 6. EXHIBITS
     Exhibit Index

31.1	Certification for Robert F. Callahan pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification for Mark D. Moyer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification for Robert F. Callahan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Mark D. Moyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Second Supplemental Indenture dated as of October 25, 2002 between Ziff Davis Media Inc., the Guarantor parties thereto and Deutsche Bank Trust Company Americas, as trustee, amending that Indenture dated as of August 12, 2002, as amended.

10.2	Third Supplemental Indenture dated as of February 15, 2007 between Ziff Davis Media Inc., the Guarantor parties thereto and Deutsche Bank Trust Company Americas, as trustee, amending that Indenture dated as of August 12, 2002, as amended.

10.3	Reaffirmation of Security Documents and First Amendment to First Lien Security Agreement, dated as of February 15, 2007 between Ziff Davis Media Inc., the Guarantor parties thereto and U.S. Bank National Association, as trustee, amending that First Lien Security Agreement dated as of April 22, 2005.

10.4	Note Purchase Agreement dated as of February 15, 2007 between Ziff Davis Media Inc. and the Guarantor and Purchaser parties thereto(1).

(1)	Registrant shall furnish a copy of this agreement to the Securities and Exchange Commission upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.
By:	/s/ MARK D. MOYER
Mark D. Moyer
CHIEF FINANCIAL OFFICER

Date: May 15, 2007