Form 10-Q
period 2007-06-30
ZIFF DAVIS HOLDINGS INC
filed 2007-08-21
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 20, 2007, 2,311,049 shares of common stock, par value $0.001 per share, were outstanding. The issuer’s outstanding common stock is not publicly traded.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	Unaudited	Audited
	(Dollars in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,830	$15,369
Accounts receivable, net	10,792	17,096
Prepaid expenses and other current assets	3,550	2,876
Assets of business held for sale	10,478	15,761

Total current assets	35,650	51,102
Property and equipment, net	11,583	14,212
Intangible assets, net	128,735	135,294
Goodwill, net	20,746	20,746
Other assets, net	18,923	18,760
Assets of business held for sale	57,900	59,664

Total assets	$273,537	$299,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,132	$12,855
Accrued expenses and other current liabilities	27,317	32,058
Unexpired subscriptions and deferred revenue, net	14,249	15,592
Liabilities of business held for sale	7,027	11,555
Debt expected to be currently due	378,089	—

Total current liabilities	436,814	72,060
Long-term debt	12,280	369,764
Accrued interest — troubled debt restructuring	34,878	43,084
Accrued expenses — long-term	4,938	6,058
Mandatorily redeemable preferred stock	1,049,849	996,578
Other non-current liabilities	10,925	10,612
Liabilities of business held for sale	1,748	1,984

Total liabilities	1,551,432	1,500,140

Commitments and contingencies
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,303,692)	(1,226,159)

Total stockholders’ deficit	(1,277,895)	(1,200,362)

Total liabilities and stockholders’ deficit	$273,537	$299,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands)

Revenue, net	$16,541	$23,180	$33,294	$46,672

Operating expenses:
Cost of production	4,976	8,183	9,634	16,296
Selling, general and administrative expenses	12,396	13,788	23,579	27,142
Depreciation and amortization of property and equipment	1,676	1,669	3,680	2,963
Amortization of intangible assets	3,268	3,350	6,559	6,701
Restructuring expense	—	1,186	(331)	1,186
Transaction related expenses	1,026	—	1,925	—
Loss in equity investment	96	70	96	314

Total operating expenses	23,438	28,246	45,142	54,602

Loss from operations	(6,897)	(5,066)	(11,848)	(7,930)
Interest expense, net	(35,916)	(31,103)	(69,971)	(60,889)

Income from continuing operations before provision for income taxes	(42,813)	(36,169)	(81,819)	(68,819)
Provision (benefit) for income taxes	(221)	29	(169)	55

Loss from continuing operations	(42,592)	(36,198)	(81,650)	(68,874)

Income from discontinued operations	3,514	3,209	4,368	2,408
Provision for income taxes	251	—	251	—

Income from discontinued operations	3,263	3,209	4,117	2,408

Net loss	$(39,329)	$(32,989)	$(77,533)	$(66,466)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(77,533)	$(66,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued dividends on mandatorily redeemable preferred stock	53,271	46,494
Depreciation and amortization of property and equipment	10,239	5,494
Restructuring charges, net	(331)	—
Loss in equity investment	96	314
Provision for doubtful accounts	175	332
Non-cash rent expense	(41)	83
Non-cash interest	(6,996)	1,010
Amortization of debt issuance costs	1,839	1,592
Non-cash stock compensation expense	7	1
Assets and liabilities of business held for sale — non-cash charges and changes in operating assets and liabilities	3,225	8,439
Changes in operating assets and liabilities, exclusive of effects of assets and liabilities of business held for sale:
Accounts receivable	6,129	4,985
Accounts payable and accrued expenses	(9,973)	(16,907)
Unexpired subscriptions and deferred revenue, net	(1,343)	986
Prepaid expenses and other, net	(674)	(589)

Net cash used in operating activities	(21,910)	(14,232)

Cash flows from investing activities:
Acquisitions	—	(57)
Capital expenditures	(1,051)	(2,467)
Capital expenditures related to business held for sale	(942)	(1,264)

Net cash used in investing activities	(1,993)	(3,788)

Cash flows from financing activities:
Proceeds from issuance of new senior secured notes	20,000	—
Debt issuance costs	(2,293)	—
Letters of credit	1,657	—

Net cash provided by financing activities	19,364	—

Net decrease in cash and cash equivalents	(4,539)	(18,020)
Cash and cash equivalents at beginning of period	15,369	34,174

Cash and cash equivalents at end of period	$10,830	$16,154

Cash paid during the period for:
Interest	$22,036	$11,464
Income taxes	82	555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Loss
	(Unaudited)
	(Dollars in thousands except share data)

Balance at December 31, 2006	2,311,049	$17,329	$8,468	$(1,226,159)	$(1,200,362)
Net loss	—	—	—	$(77,533)	(77,533)	$(77,533)

Balance at June 30, 2007	2,311,049	$17,329	$8,468	(1,303,692)	$(1,277,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

NOTE 1 —	ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Holdings Inc. (“Ziff Davis Holdings”) at June 30, 2007 and December 31, 2006 and the results of its consolidated operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006 and changes in stockholders’ deficit from December 31, 2006 to June 30, 2007 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any interim period. For further information refer to Ziff Davis Holdings’ audited consolidated financial statements, including the notes to those statements, that are included in Ziff Davis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006.

Prior periods were recasted to reflect the discontinued operations of the Company’s Enterprise Group. The assets and liabilities of the Enterprise Group have been classified as assets and liabilities of business held for sale on the Condensed Consolidated Balance Sheets and the revenues and direct expenses are included in income from discontinued operations on the Condensed Consolidated Statements of Operations.

Formation of Ziff Davis Holdings Inc.

Ziff Davis Holdings is majority owned by various investment funds managed by Willis Stein & Partners Management III, L.L.C., a private equity investment firm. Ziff Davis Holdings is a holding company which indirectly owns 100% of Ziff Davis Media Inc. (“Ziff Davis Media”). Ziff Davis Holdings does not conduct any business, but rather all operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries. Ziff Davis Holdings has no material assets other than its ultimate investment in the capital stock of Ziff Davis Media. Ziff Davis Holdings was incorporated in the state of Delaware and was formed to acquire certain publishing assets from Ziff-Davis Inc., an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. and Ziff Davis Internet Inc., each of which are direct or indirect wholly-owned subsidiaries of Ziff Davis Media.

Sale of Enterprise Group

On June 20, 2007, Ziff Davis Media Inc., Ziff Davis Development Inc., Ziff Davis Internet Inc., Ziff Davis Publishing Holdings Inc. and Ziff Davis Publishing Inc. (collectively, “Seller”) executed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to sell, transfer and assign all of their right, title and interest to certain assets and assign certain liabilities to Enterprise Media Group, Inc. (the “Buyer”), an unrelated party formed by Insight Venture Partners, for an aggregate cash purchase price of approximately $150 million, plus up to an additional $10 million in cash contingent upon the earnings before interest, income taxes, depreciation and amortization expense (“EBITDA”) (as defined in the Purchase and Sale Agreement) of the Enterprise Group through December 31, 2007 exceeding an agreed-upon target level (provided that the maximum $10 million will be paid in certain other circumstances described in the Purchase and Sale Agreement). The closing of this transaction occurred on July 31, 2007 and the Buyer (i) paid approximately $5 million on behalf of Seller for certain transaction closing costs; (ii) paid Ziff Davis Media approximately $128 million in cash (subject to certain adjustments); (iii) assumed certain liabilities related to the Enterprise Group; (iv) placed $2 million into a working capital escrow account; and (v) placed $15 million into an

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnity escrow account. The amounts placed into the escrow accounts shall be released to the parties as described in the Purchase and Sale Agreement and other related agreements.

Our Enterprise Group was comprised of three publications, eWEEK, CIO Insight and Baseline; 17 Internet sites affiliated with these brands and a number of vertical platform and community sites for readers; over 45 weekly eNewsletters; eSeminars, which produce live interactive webcasts; the Ziff Davis Web Buyers Guide, our searchable online directory of technology products, vendors and white papers; the custom solutions research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”), related to the accounting and reporting for components of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any property or business until that Company sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from, such operations.

As described above, the Company has classified the results of operations of the Enterprise Group as discontinued operations. The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the assets and liabilities of the Enterprise Group as of:

	June 30,	December 31,
	2007	2006

Current assets:
Accounts receivable, Net	$9,986	$15,460
Inventory	60	130
Prepaid expenses and other current assets,	432	171

Total current assets of business held for sale	10,478	15,761

Non current assets:
Property and equipment, net	1,790	1,410
Intangible assets, net	37,028	39,172
Goodwill	19,082	19,082

Total non-current assets of business held for sale	57,900	59,664
Total assets of business held for sale	68,378	75,425

Current liabilities:
Accounts payable	3,797	4,809
Accrued expenses	3,168	6,732
Unexpired subscriptions and deferred revenue	62	14

Total current liabilities of business held for sale	7,027	11,555
Non current liabilities:
Other non current liabilities	1,748	1,984

Total liabilities of business held for sale	8,775	13,539

Net assets of business held for sale	$59,603	$61,886

Revenues, income before income taxes and net income of the Enterprise Group, which were included in income from discontinued operations, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$18,408	$22,031	$34,370	$38,817
Income before income taxes(a)	3,514	3,209	4,368	2,408
Provision for income taxes	251	—	251	—
Net income	$3,263	$3,209	$4,117	$2,408

(a)	Includes certain corporate and administrative services charges. Refer to Note 7 for additional information.

Operations

We are an integrated media company serving the technology and videogame markets. Prior to the above-described sale of our Enterprise Group, we reached over 28 million people a month through our portfolio of 32 websites, 6 award-winning magazines, business-to-business events, business IT tools and custom publishing; and we licensed our brands internationally in 50 countries and 21 languages. Following the sale of our

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enterprise Group, we currently reach over 26 million people a month through our portfolio of 15 websites, 3 award-winning magazines, and direct marketing services; and we license our brands internationally in 45 countries and 13 languages. We are headquartered in New York and also have offices and testing labs in San Francisco (as well as Boston prior to the sale of our Enterprise Group).

Prior to the sale of our Enterprise Group, we managed our business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products, serving markets primarily located in the United States. After the sale of our Enterprise Group, we currently manage our business via the two remaining segments.

Our Consumer/Small Business Group is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and our consumer electronics convention, DigitalLife®.

Our Game Group is focused on the videogame market and is principally comprised of two publications, Electronic Gaming Monthly and Games for Windows: The Official Magazine and the 1 UP Network, a collection of online destinations for gaming enthusiasts. In November 2005, we acquired FileFront.com which has helped expand the size and reach of the 1UP Network to over 16 million monthly unique visitors and 117 million page views. Starting with the December 2006 issue, Computer Gaming World was rebranded and its name was changed to Games for Windows: The Official Magazine. We discontinued Official U.S. PlayStation Magazine after its January 2007 issue.

Seasonality

Historically, our business has been seasonal because we earned a significant portion of our annual revenue in the fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Other factors affecting the seasonality of our business are customer budgetary spending patterns, new product introductions and general economic trends. Our quarterly results may also be affected by variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with new product launches or growth initiatives, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We also cannot assure that our fourth quarter revenue will be higher than revenue for the other quarters of the year.

Liquidity

The Company’s financial statements have been presented on the basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2007, the Company has long-term debt and redeemable preferred stock (which has been classified as debt) totaling $12,280 and $1,049,849 respectively, and a working capital deficit of approximately $401,164. The Company has also incurred a $77,533 net loss for the six months ended June 30, 2007. Commencing August 2006, the Company’s Compounding Notes due 2009 (the “Compounding Notes”) accrue interest on a cash basis. The first cash interest payment for the Compounding Notes was made in February 2007.

On August 15, 2007, we issued a press release announcing that we currently are exploring various options to restructure our debt and, in connection therewith, we elected not to make the scheduled interest payment on our Compounding Notes. The failure to make this interest payment constitutes a default under the terms of the indenture relating to the Compounding Notes (the “Compounding Note Indenture”).

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. An acceleration of the Compounding Notes would result in an immediate event of default under the terms of the indenture (the “Floating Rate Note Indenture”) relating to the Company’s Senior Secured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and the Note Purchase Agreement, dated as of February 15, 2007, relating to our senior secured notes issued pursuant thereto (the “New Notes,” and together with the Floating Rate Notes, the “Senior Debt”), thereby enabling such Senior Debt to be accelerated. We do not have sufficient resources available to repay the Compounding Notes or the Senior Debt in the event such indebtedness is accelerated. If any of our outstanding indebtedness is accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

Additionally, the Compounding Note Indenture requires that a specified portion of the net proceeds we receive from the sale of our Enterprise Group be applied to repay Senior Debt within 30 days of our receipt of such proceeds. We will default under this provision on August 31, 2007 and currently do not intend to cure such default within 45 days thereof, which failure will result in an event of default. We do, however, intend to comply with the requirements of the Floating Rate Note Indenture and Note Purchase Agreement related to the New Notes to utilize 100% of the net proceeds we receive from the sale of Enterprise Group to, within 365 days of our receipt of such proceeds, either repay our first-lien debt or to acquire new long-term assets that would constitute collateral.

Based on the above, we have reported $378,089 of our debt as a current liability in our Condensed Consolidated Balance Sheet at June 30, 2007.

We currently are exploring various options to address these matters, including a possible attempt to restructure our debt. We have retained Alvarez & Marsal, LLC and Kirkland & Ellis LLP to provide advisory services in connection with these restructuring efforts.

The uncertainties described above raise substantial doubt about our ability to continue as a going concern, and to realize our assets and satisfy our liabilities in the normal course of business. No adjustments have been made to the accompanying financial statements related to this uncertainty.

Principles of Consolidation

The financial statements of Ziff Davis Holdings as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 are prepared on a consolidated basis and include the accounts of Ziff Davis Holdings and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Stock-based Compensation

2001 Stock Option Plan

In the fiscal year ended March 31, 2001, the Board of Directors of Ziff Davis Holdings adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the “2001 Stock Option Plan”) which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings common stock to eligible employees, directors, officers, consultants and advisors (each a “participant”). Options to purchase 87,667 shares of Ziff Davis Holdings’ common stock were reserved for issuance under the 2001 Stock Option Plan. The option price per share of common stock was fixed at fair value at the date of grant by the Board of Directors and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year over a five year period on the anniversary date of the grant. There were no options granted under the 2001 Stock Option Plan in the six months ended June 30, 2007 and 2006, respectively.

2002 Stock Option Plan

In the fiscal year ended December 31, 2002, the Board of Directors of Ziff Davis Holdings adopted the 2002 Ziff Davis Holdings Employee Stock Option Plan (the “2002 Stock Option Plan”), which provides for the issuance of non-qualified stock options to purchase shares of certain classes of Ziff Davis Holdings capital stock to eligible employees, directors, officers, consultants and advisors. Pursuant to the 2002 Stock Option Plan, as amended and restated in March 2003, we may issue options to purchase shares of Ziff Davis Holdings capital stock, the following number of which are reserved for issuance under the plan: 9,619,171 shares of common stock; 58,081 shares of Series A Preferred Stock; 17,344 shares of Series B Preferred Stock; and 14,117 shares of Series D Preferred Stock. The option price per share for any participant shall be determined by the Company’s compensation committee at the time of grant. Generally, options granted pursuant to the 2002 Stock Option Plan will have a term of ten years from the date of grant (unless terminated earlier) and vest in increments of 20% per year over a five year period on the anniversary of the date of grant subject to acceleration in the event of a sale of the Company, as defined. The options shall be subject to certain restrictions on exercisability and shall be subject to repurchase by us in certain circumstances.

In addition, in the event Ziff Davis Holdings pays any dividend on any one or more classes of capital stock subject to outstanding options granted pursuant to the 2002 Stock Option Plan, the exercise price with respect to such options to purchase shares of such classes of capital stock will be reduced by the applicable per share amount of such dividend (with any excess per share amount of the dividend paid to the optionee with respect to any shares of the option that are vested at the time of the dividend). Also, in the event Ziff Davis Holdings redeems or otherwise acquires any shares of its capital stock originally issued to Willis Stein, each optionee of outstanding options granted pursuant to the 2002 Stock Option Plan shall be paid the applicable per share spread value, as defined, with respect to (and the option shall terminate with respect to) the lesser of: (1) the number of shares of such class of stock that would have been issuable to such optionee had the option been fully vested and exercisable, multiplied by the percentage of shares of such class redeemed or otherwise acquired; and (2) the number of shares the optionee would be entitled to purchase if the vested portion of the option at the time of such event was exercisable. In the event that (a) a payment to the optionee pursuant to the preceding two sentences is less than the payment that would have been made had the option been fully vested at the time of the dividend or redemption (such amount the “Unvested Deficit”) and (b) within ninety days of such dividend or redemption, (1) a sale of the Company, as defined, is consummated or (2) an agreement to sell the Company is executed and the sale pursuant to such agreement is consummated within 180 days, the optionee has rights to obtain additional payment up to the Unvested Deficit.

No stock options pursuant to the 2002 Stock Option Plan were granted during the six months ended June 30, 2007. As of June 30, 2007, the following options were vested: 9,722 of Series D Preferred Stock options, 11,630 of Series B Preferred Stock options, 38,476 of Series A Preferred Stock options and 5,834,445 of common stock options.

As of June 30, 2007, the following securities remained available for future issuance: 4,016 of the Series D Preferred Stock options; 5,329 of the Series B Preferred Stock options; 18,430 of the Series A Preferred Stock options; and 3,444,171 of the common stock options. No options were exercisable as of June 30, 2006.

We recognized compensation expense of $7 and $1 in the consolidated statement of operations during the six months ended June 30, 2007 and 2006, respectively. The fair value of the options was determined based on a Black Scholes option pricing model.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options granted pursuant to the 2002 Stock Option Plan become exercisable if one of the following events occurs: the sale of the Company, as defined, or thirty days following an initial public offering of Ziff Davis Holdings common stock or the seventh anniversary of the date of the participant’s option agreement.

The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions; expected dividend yield 0.0%, risk-free interest rate of 4.2%, expected volatility of 20% and an expected life of 2.4 years. The weighted-average fair value of all options granted through June 30, 2007 was $32.09 per option.

Adoption of FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, “According for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Our policy is to charge any interest associated with past due income tax assessments to income tax expense, in our Condensed Consolidated Statement of Operations.

We have maintained an accrual of approximately $3.9 million for a contingent tax liability. Approximately $1.8 million of the aforementioned tax liability relates to interest and penalties and approximately $2.1 million relates to income taxes. It is reasonably possible that the full amount of the tax liability will reverse over the next twelve months based on certain filings or the status of certain examinations in foreign jurisdictions. Any change in the liability will not impact our effective tax rate.

But for the limited exceptions, our tax years are open for examination and adjustment in all major jurisdictions for the years 2000 forward primarily due to our net operating losses. There was no change in the status of any open tax years during the quarter ended June 30, 2007.

As of January 1, 2007 there was no adjustment to retained earnings relating to the cumulative effect of the adoption of FIN 48.

Restricted Cash

During March 2007, we decided not to renew our letter of credit which served as security for our San Francisco lease. In March 2007, we deposited $750 with our San Francisco landlord and our restricted cash balance of $1,657, which was used to collateralize the letter of credit, was transferred to our operating cash account.

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

These definite-lived intangible assets are being amortized using the straight-line method over estimated useful lives, ranging from 2 to 16 years. In determining the estimated useful lives, we considered our competitive position in the markets in which we operate, the historical attrition rates of advertisers and subscribers, legal and contractual obligations, and other factors.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recoverability of goodwill and intangible assets is assessed both on an annual basis or on an interim basis if events or circumstances change that would likely reduce the fair value of related assets below their carrying values.

Pursuant to SFAS No. 144 “Accounting for Impairment and Disposal of Long-Lived Assets,” we review our long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

In accordance with SFAS No 142, “Goodwill and Other Intangible Assets,” we have allocated a portion of our goodwill and our Ziff Davis trademark to assets held for sale. This allocation was based on the relative fair values of our reporting units as of December 31, 2006.

As of June 30, 2007 and December 31, 2006, our intangible assets and related accumulated amortization consisted of the following:

	As of June 30, 2007			As of December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Continuing Operations
Amortized intangible assets:
Advertising lists	$132,558	$(64,351)	$68,207	$132,558	$(59,093)	$73,465
Trademarks/trade names	7,800	(2,860)	4,940	7,800	(2,662)	5,138
Subscriber lists and other	17,824	(15,673)	2,151	17,824	(14,570)	3,254

Total amortized intangible assets	158,182	(82,884)	75,298	158,182	(76,325)	81,857
Unamortized intangible assets:
Trademarks/trade names	53,437	—	53,437	53,437	—	53,437
Goodwill	20,746	—	20,746	20,746	—	20,746

Total unamortized intangible assets	74,183	—	74,183	74,183	—	74,183

Total goodwill and intangible assets from continuing operations	232,365	(82,884)	149,481	232,365	(76,325)	156,040

Assets held for sale
Amortizable intangible assets	62,207	(33,716)	29,682	62,207	(31,506)	31,826
Unamortized intangible assets	26,428	—	26,428	26,428	—	26,428

Total intangible assets included in assets held for sale	89,826	(33,716)	56,110	89,760	(31,506)	58,254

Amortization expense associated with intangible assets from continuing operations was $6,701 for the six months ended June 30, 2007. Amortization expense associated with intangible assets held for sale was $2,144 for the six months ended June 30, 2007. Amortization expense related to assets from continuing operations is estimated to be $6,616 for the remainder of 2007.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the current amounts of intangible assets subject to amortization, including intangible assets held for sale, the estimated amortization expense for each of the next five years ending December 31, are as follows:

2008	$12,412
2009	10,998
2010	10,778
2011	10,778
2012	10,778

$55,744

NOTE 3 —	ACCRUED RESTRUCTURING CHARGES

During the past three fiscal years, we implemented comprehensive cost reduction and restructuring programs designed to reduce our workforce and certain facility costs in order to decrease operating costs.

During the three months ended March 31, 2007, we determined that certain restructuring liabilities were no longer needed and as a result recorded a $832 credit to restructuring expense. We also eliminated certain positions and incurred certain costs related to a vacant facility that totaled $501 during the three months ended March 31, 2007.

As of June 30, 2007, there was $4,392 of accrued restructuring charges included in our Condensed Consolidated Balance Sheets in accrued expenses and other current liabilities. During the six months ended June 30, 2007, we paid $1,017 and $2,430, respectively, primarily related to severance and real estate leases for vacant space. We anticipate making further payments in 2007 of approximately $1,280, with the remaining accrued balance being paid through 2019 due to the long-term nature of related real estate lease agreements.

The following table summarizes the activity with respect to the accrued restructuring charge balances for the six months ended June 30, 2007:

	As of			Interest	As of
	December 31,			Accretion on	June 30,
	2006	Expenses	Payments	Real Estate Leases	2007

Employee severance costs	$1,840	$(30)	$(1,017)	$—	$793
Facilities consolidation and other costs	10,748	(301)	(2,430)	530	8,547

Total	$12,588	$(331)	$(3,447)	$530	$9,340

The $530 adjustment to the accrual was due primarily to interest accretion on restructured leases which were initially recorded at present value. Included in the table above is $3,184 of facility consolidation costs related to a lease termination agreement that was assumed by the Buyer of our Enterprise Group as of July 31, 2007. This accrual is reported in liabilities of business held for sale in our Condensed Consolidated Balance Sheets.

NOTE 4 —	DEBT

General

As of June 30, 2007, total indebtedness was $390,369 and consisted of $20,605 of New Notes due 2012, $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 (“12% Notes”) and $152,484 of Compounding Notes due 2009.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, total indebtedness was $369,764 and consisted of $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $152,484 of Compounding Notes due 2009.

On August 15, 2007, we issued a press release announcing that we currently are exploring various options to restructure our debt and, in connection therewith, we elected not to make the scheduled interest payment on our Compounding Notes due 2009. The failure to make this interest payment constitutes a default under the terms of the Compounding Note Indenture.

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. An acceleration of the Compounding Notes would result in an immediate event of default under the terms of the Floating Rate Note Indenture and the Note Purchase Agreement relating to our New Notes, thereby enabling the Floating Rate Notes and New Notes to be accelerated. We do not have sufficient resources available to repay the Compounding Notes, Floating Rate Notes and New Notes in the event such indebtedness is accelerated. If any of our outstanding indebtedness is accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

Additionally, the Compounding Note Indenture requires that a specified portion of the net proceeds we receive from the sale of our Enterprise Group be applied to repay Senior Debt within 30 days of our receipt of such proceeds. We will default under this provision on August 31, 2007 and currently do not intend to cure such default within 45 days thereof, which failure will result in an event of default. We do, however, intend to comply with the requirements of the Floating Rate Note Indenture and Note Purchase Agreement related to the New Notes to utilize 100% of the net proceeds we receive from the Agreement related to the New Notes to utilize 100% of the net proceeds we receive from the sale of Enterprise Group to, within 365 days of our receipt of such proceeds, either repay our first-lien debt or to acquire new long-term assets that would constitute collateral.

Based on the above, we have reported $378,089 of our debt as a current liability in our Condensed Consolidated Balance Sheets at June 30, 2007.

We currently are exploring various options to address these matters, including a possible attempt to restructure our debt. We have retained Alvarez & Marsal, LLC and Kirkland & Ellis LLP to provide advisory services in connection with these restructuring efforts.

On February 15, 2007, we executed a Note Purchase Agreement (the “Agreement”) related to the issuance of an aggregate of $20.0 million in principal amount of New Notes due 2012. We used the net proceeds of the sale of the New Notes for general corporate purposes, which did not include redeeming or otherwise repaying any existing debt for borrowed money.

The New Notes are senior secured obligations of Ziff Davis Media and are guaranteed on a senior unsecured basis by Ziff Davis Holdings and a senior secured basis by Ziff Davis Media’s domestic subsidiaries. Interest on the New Notes is equal to the sum of (a) the three month LIBOR, which is reset quarterly, plus 6.5%, which amount is payable in cash, plus (b) 8%, which amount may, at our election, be paid either in cash or by compounding such interest. Interest is payable in arrears on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 2007, to holders of record on the immediately preceding January 15, April 15, July 15 and October 15, until the maturity date of May 1, 2012, unless earlier redeemed. We may redeem the New Notes at any time on or after May 1, 2007 at a redemption price (if redeemed during the 12-month period beginning on May 1 of the years indicated) of 103.0% in 2007, 102.0% in 2008, 101.0% in 2009, and 100% in 2010 and thereafter. We are required to offer to repurchase the New Notes and other indebtedness that is pari passu with the New Notes, including the Floating Rate Notes on a

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro rata basis, if we sell assets that constitute collateral generating net cash proceeds in excess of $20.0 million or experience specific kinds of changes in control. Our sale of the Enterprise Group constitutes such a sale of assets.

The Agreement limits Ziff Davis Media’s and its restricted subsidiaries’ ability to (among other things): (i) incur additional debt and issue certain types of capital stock, (ii) pay dividends and make distribution on its equity and make repurchases of its equity, (iii) make certain investments, (iv) create liens, (v) enter into transactions with affiliates, (vi) merge or consolidate, and (vii) transfer, lease or sell assets. The Agreement also limits the ability of Ziff Davis Holdings to conduct any business other than indirectly owning the capital stock of Ziff Davis Media. These covenants are subject to a number of exceptions.

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

Subject to specified exceptions and permitted liens, the New Notes and guarantees (other than the guarantee of Ziff Davis Holdings) are secured by a first priority security interest in substantially all of Ziff Davis Media’s and the applicable guarantor’s assets pursuant to a First Lien Security Agreement dated as of April 22, 2005 among the Company, the subsidiary guarantors and US Bank National Association, as Trustee, as supplemented, on an equal and ratable basis with the Floating Rate Notes.

The offering and sale of the New Notes were not registered under the Securities Act of 1933, as amended, and the New Notes may not be reoffered or resold in the United States absent registration or an applicable exemption from registration requirements.

Floating Rate Notes

In April 2005, we completed a private placement transaction pursuant to which Ziff Davis Media issued $205,000 of Floating Rate Notes at a variable interest rate of 3-month LIBOR plus 6.00% which mature in 2012. The Floating Rate Notes are, subject to certain exceptions and permitted liens, secured by a first priority security interest in substantially all of Ziff Davis Media’s existing and future assets. Interest on the notes is payable quarterly with the first interest payment made on August 1, 2005. The proceeds were used to pay off our former Senior Credit Facility, including accrued interest, and to pay related fees and expenses of the transaction. The remaining balance of approximately $25,200 was added to our existing cash balance and has been used for general corporate purposes.

Simultaneously with the initial sale of the Floating Rate Notes, we entered into a registration rights agreement, under which we agreed to commence an offer to exchange the originally issued notes with a series of publicly registered notes with substantially identical terms. Under the exchange offer, which commenced on June 24, 2005 and expired on July 22, 2005, 100% of the originally issued notes were tendered and exchanged for publicly registered notes. The Floating Rate Notes are guaranteed by Ziff Davis Media’s domestic subsidiaries and, for as long as any subordinated notes remain outstanding, Ziff Davis Holdings.

Compounding Notes

The Compounding Notes, issued in August 2002, accrue interest in semi-annual periods at rates of 12.0% to 14.0%. For the first four years, interest could be paid, at our option, either in cash or by compounding such interest on the Compounding Notes and we elected to compound such interest.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commencing in August 2006, the Compounding Notes accrue 12% interest on a cash basis. The first cash interest payment of $9,150 was made in February 2007. As described above, we did not make the cash interest payment due in August 2007.

The Compounding Notes were issued in connection with a financial restructuring pursuant to which a substantial majority of the holders of the 12% Notes exchanged their 12% Notes for a combination of cash, Compounding Notes, preferred stock and warrants to purchase common stock. The Compounding Notes have been accounted for in accordance with the provisions of SFAS No. 15, and, accordingly, a liability representing a reduction in the interest obligation for the Compounding Notes was recorded at the date of issuance. This liability is not a claim against our assets, but rather it represents the difference in estimated cash payments under the new note agreements as compared to the previous note agreements. This liability is being amortized as a reduction of interest expense over the remaining term of the Compounding Notes. The June 30, 2007 balance of $34,877 is included within long-term liabilities in our Condensed Consolidated Balance Sheets as Accrued interest — troubled debt restructuring. During the six months ended June 30, 2007, we amortized $8,207 as a reduction of interest expense. All existing and future domestic subsidiaries currently guarantee or will guarantee the Compounding Notes.

12%	Notes

On July 18, 2000, we issued $205,000 of the 12% Notes. Interest is paid semi-annually and the outstanding principal, which was reduced to $12,280 as part of the 2002 financial restructuring, is payable in July 2010 The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries currently guarantee or will guarantee the 12% Notes.

NOTE 5 —	MANDATORILY REDEEMABLE PREFERRED STOCK

The following table details activity in the Mandatorily Redeemable Preferred Stock account for the six months ended June 30, 2007:

	Mandatorily Redeemable Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2006	$563,469	$178,541	$5,173	$205,386	$44,009	$996,578
Dividends payable	18,309	9,737	—	23,015	2,210	53,271

Balance at June 30, 2007	$581,778	$188,278	$5,173	$228,401	$46,219	$1,049,849

Effective January 1, 2004, we have recorded the accrued dividends on our Mandatorily Redeemable Preferred Stock as interest expense and classified our Mandatorily Redeemable Preferred Stock as a long-term liability on our Condensed Consolidated Balance Sheets pursuant to SFAS No. 150.

NOTE 6 —	CONTINGENCIES

On August 15, 2007, we issued a press release announcing that we currently are exploring various options to restructure our debt and, in connection therewith, we elected not to make the scheduled interest payment on our Compounding Notes due 2009. The failure to make this interest payment constitutes a default under the terms of the Compounding Note Indenture.

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. An acceleration of the Compounding Notes would result in an immediate event of default under the terms of the Floating Rate Note Indenture and the Note Purchase

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement relating to our New Notes, thereby enabling the Floating Rate Notes and New Notes to be accelerated. We do not have sufficient resources available to repay the Compounding Notes, Floating Rate Notes and New Notes in the event such indebtedness is accelerated. If any of our outstanding indebtedness is accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

Additionally, the Compounding Note Indenture requires that a specified portion of the net proceeds we receive from the sale of our Enterprise Group be applied to repay Senior Debt within 30 days of our receipt of such proceeds. We will default under this provision on August 31, 2007 and currently do not intend to cure such default within 45 days thereof, which failure will result in an event of default. We do, however, intend to comply with the requirements of the Floating Rate Note Indenture and Note Purchase Agreement related to the New Notes to utilize 100% of the net proceeds we receive from the sale of Enterprise Group to, within 365 days of our receipt of such proceeds, either repay our first-lien debt or to acquire new long-term assets that would constitute collateral.

Legal Proceedings

In May 2004, we gave notice of our election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, we were informed that the Former Licensee had commenced litigation against us in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against us and granted our request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, we were informed that the Former Licensee sued us in Greece for damages. The Former Licensee has noticed a hearing on its claims in September 2007, although we were not served with timely notice of such hearing pursuant to applicable conventions. We currently do not anticipate that this matter will have a material impact on our financial condition or results of operations. We cannot give any assurances as to the outcome of these matters, however.

We also are subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

Contractual Obligations

Pursuant to purchase agreements related to our acquisitions in 2003, 2004 and 2005, we may be required to pay additional contingent purchase consideration. This additional contingent consideration is based on revenues and certain other performance measures to be earned or achieved in 2006, 2007 and 2008. As of June 30, 2007 we had accrued $0.4 million related to acquisition related compensation. The acquisition related compensation relates to earn-out agreements associated with acquisitions made in prior years. We may be required to pay additional contingent purchase consideration pursuant to two of our acquisitions in the fourth quarter of 2007 and second quarter 2009, respectively, subject in each case to the applicable business achieving certain performance results. No accrual for these possible future obligations has been made as of June 30, 2007 as the measurements occur during the third quarter and fourth quarter of 2007 and at year-end 2008, respectively.

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

Prior to the sale of our Enterprise Group, we managed our business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products, serving markets primarily located in the United States. After the sale of our Enterprise Group, we currently manage our business via the two remaining segments. The assets, liabilities, results of operations and cash flows associated with the Enterprise Group have been presented as assets and liabilities held for sale and income from discontinued operations in the accompanying financial statements

Our Consumer/Small Business Group is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and our consumer electronics convention, DigitalLife®.

Our Game Group is focused on the videogame market and is principally comprised of two publications, Electronic Gaming Monthly and Games for Windows: The Official Magazine and the 1 UP Network, a collection of online destinations for gaming enthusiasts. In November of 2005, we acquired FileFront.com which has helped expand the size and reach of the 1UP Network to over 16 million monthly unique visitors and 117 million page views. Starting with the December 2006 issue, Computer Gaming World was rebranded and its name was changed to Games for Windows: The Official Magazine. We discontinued Official U.S. PlayStation Magazine after its January 2007 issue.

Our Enterprise Group was comprised of three publications, eWEEK, CIO Insight and Baseline; 17 Internet sites affiliated with these brands and a number of vertical platform and community sites for readers; over 45 weekly eNewsletters; eSeminars, which produce live interactive webcasts; the Ziff Davis Web Buyers Guide, our searchable online directory of technology products, vendors and white papers; the custom solutions research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

We evaluate the performance of our segments and allocate capital and other resources to them based on earnings before interest expense, provision for income taxes, depreciation, amortization, and certain non-recurring and non-cash charges. Non-recurring and non-cash charges include the write-down of intangible assets, restructuring charges (cash and non-cash), gains and losses on the sale of non-core assets, gains and losses from equity investments, certain transaction-related costs including acquisition-related compensation and non-cash compensation charges. There are no inter-segment revenues.

The Company provides certain corporate and administrative services to the three segments on a centralized basis. The cost of these services are allocated to the segments based on certain metrics, primarily revenue or headcount of the segment relative to total revenue or headcount for the Company.

With the sale of the Enterprise Group, the Company has entered into a transition services agreement whereby the Company will continue to provide certain administrative services to Enterprise Media Group, Inc. for a fee that approximates the costs that were previously allocated to the Enterprise Group for the respective administrative services that have been contracted to continue. These services will not include any legal services or services of the Company’s corporate office.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about our reportable segments for the periods then ended:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenue, net(a):
Consumer/Small Business Group	$11,049	$14,486	$22,348	$28,035
Game Group	5,492	8,694	10,946	18,637

Total revenue from Continuing Operations	16,541	23,180	33,294	46,672
Discontinued Operations — Enterprise Group	18,408	22,031	34,370	38,817

	$34,949	$45,211	$67,664	$85,489

(a)	Certain corporate revenues previously allocated to the Enterprise Group segment in 2006 have been reallocated to the remaining segments.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

EBITDA:
Consumer/Small Business Group	$984	$3,350	$2,992	$6,139
Game Group	(1,398)	(1,492)	(2,207)	(1,750)

Total EBITDA from Continuing Operations	(414)	1,858	785	4,389
Discontinued Operations — Enterprise Group	4,462	3,886	6,378	4,096

	$4,048	$5,744	$7,163	8,485

EBITDA, as defined, is not a measure of performance under generally accepted accounting principles (“GAAP”), and EBITDA should not be considered in isolation or as a substitute for net income/(loss), income/(loss) from operations, cash flows from operating activities or other cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We believe EBITDA may be commonly used by certain investors and analysts to evaluate a company’s ability to service debt. However, our method of computation may not be comparable to similarly titled measures of other companies. The most directly comparable financial measure under GAAP to EBITDA is income/(loss) before taxes. Reconciliations between EBITDA and loss before income taxes are provided below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Reconciliation of segment EBITDA to consolidated Loss before income taxes(a):
Total segment EBITDA	$4,048	$5,744	$7,163	$8,485
Depreciation and amortization	(6,308)	(6,343)	(12,946)	(12,506)
Loss in equity investment	(96)	(70)	(96)	(314)
Restructuring expense	—	(1,186)	331	(1,186)
Interest expense, net	(35,916)	(31,103)	(69,971)	(60,889)
Transaction related fees	(1,026)	—	(1,925)	—
Non-cash employee stock compensation expense	(1)	(2)	(7)	(1)
Provision for income taxes	(30)	(29)	(82)	(55)

Net loss	$(39,329)	$(32,989)	$(77,533)	$(66,466)

(a)	Includes amounts related to discontinued operations.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our chief operating decision maker (“CODM”) as defined in SFAS No. 131 does not review total assets by segment in order to assess performance and make decisions regarding our overall resource allocation. Furthermore, asset information is monitored at the corporate level and reported to the CODM on a total company basis versus a segment basis.

NOTE 8 —	EARNINGS PER SHARE

Earnings per share have been omitted on the basis that there are no public shareholders.

NOTE 9 —	GUARANTOR INFORMATION

Ziff Davis Holdings and Ziff Davis Media are holding companies and their only assets are the ownership of the capital stock of their subsidiaries and cash balances. All of Ziff Davis Media’s consolidated subsidiaries have guaranteed Ziff Davis Media’s debt on a full, unconditional, joint and several basis. There are no restrictions which limit the ability of Ziff Davis Media’s subsidiaries to transfer funds to Ziff Davis Media in the form of cash dividends, loans or advances. No separate financial information for Ziff Davis Media has been provided herein because Ziff Davis Holdings’ financial information is materially the same as Ziff Davis Media’s financial information as a result of the fact that: (1) Ziff Davis Holdings does not itself conduct any business but rather all of its operations are conducted by Ziff Davis Media and its direct and indirect subsidiaries; (2) Ziff Davis Holdings has no material assets other than its ultimate investment in the capital stock of Ziff Davis Media; and (3) Ziff Davis Holdings has unconditionally guaranteed the New Notes, Floating Rate Notes, 12% Notes and Compounding Notes.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and I Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We currently are evaluating whether to elect the option provided for in this standard. If elected, SFAS No. 159 would be effective for us as of January 1, 2008.

NOTE 11 —	SUBSEQUENT EVENTS

On July 20, 2007, Scott McCarthy, formerly President of our Game Group, resigned and the Company appointed Jason Young, then President of our Consumer/Small Business Group, as President of our Game Group as well. On July 31, 2007, Sloan Seymour, then President of our Enterprise Group, ceased to be an employee of the Company in connection with the sale of our Enterprise Group.

On August 1, 2007, Robert Callahan ceased to serve as our Chief Executive Officer, while he remains Chairman of Ziff Davis Holdings and Ziff Davis Media. Effective August 1, 2007, the Company appointed Jason Young as President and Chief Executive Officer.

On August 1, 2007, Mr. Callahan and the Company entered into a Separation Agreement and a General Release (collectively, the “Separation Documents”). The Separation Documents provide, among other items, that during the one-year period following August 1, 2007, (i) we shall pay Mr. Callahan an aggregate of

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,363 in equal installments in accordance with our normal payroll procedures and shall provide certain insurance benefits to Mr. Callahan, subject in each case to Mr. Callahan’s satisfaction of certain obligations (including non-competition and non-solicitation obligations); (ii) Mr. Callahan shall cooperate with us in achieving an orderly transition of his duties and responsibilities, make himself reasonably available during normal business hours to provide necessary support and assistance to us related to issues for which he was available during his employment and cooperate with us in certain matters that may arise; and (iii) Mr. Callahan released us and various related parties from potential claims; except that the release did not affect (1) certain rights that Mr. Callahan has to receive indemnification, (2) Mr. Callahan’s rights as a holder of options of Ziff Davis Holdings or (3) Mr. Callahan’s rights under that certain Amendment No. 1 to Amended and Restated Executive Agreement dated as of June 15, 2006 between Mr. Callahan and us. The Company expects to record the aggregate cost of the payments to Mr. Callahan as restructuring expense during the quarter ending September 30, 2007.

On August 2, 2007, Mr. Young and we executed a document entitled “Summary of Terms and Conditions” which sets forth certain agreements and understandings related to Mr. Young’s employment as the Company’s President and Chief Executive Officer, including: (i) Mr. Young’s term of employment shall be August 1, 2007 through December 31, 2011, subject to earlier termination by either party for any reason at any time; (ii) Mr. Young’s salary shall be $600 per year, with certain cost of living increases; (iii) for fiscal years beginning January 1, 2008, Mr. Young’s target bonus shall be $400 per year, based upon our achievement of certain targets, which targets shall be determined by the Company and Mr. Young; (iv) the target bonus shall be payable in part, in full or at a level greater than the target, depending upon the results of certain performance measures, and subject to the achievement of certain minimum thresholds; (v) for the first year of the term (which includes portions of fiscal years 2007 and 2008), Mr. Young will receive bonus payments of at least $200; (vi) we shall provide Mr. Young with an additional term life insurance policy providing a benefit of not less than $1,000; (vii) the parties stated their intention to create a management incentive pool; and (viii) the parties agreed to work in good faith to complete and execute definitive documents reflecting the above terms.

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

Overview

We are an integrated media company serving the technology and videogame markets. Prior to the above-described sale of our Enterprise Group, we reached over 28 million people a month through our portfolio of 32 websites, 6 award-winning magazines, business-to-business events, business IT tools and custom publishing; and we licensed our brands internationally in 50 countries and 21 languages. Following the sale of our Enterprise Group, we currently reach over 26 million people a month through our portfolio of 15 websites, 3 award-winning magazines, and direct marketing services; and we license our brands internationally in 45 countries and 13 languages. We are headquartered in New York and also have offices and testing labs in San Francisco (as well as Boston prior to the sale of our Enterprise Group).

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

On June 20, 2007, Ziff Davis Media Inc., Ziff Davis Development Inc., Ziff Davis Internet Inc., Ziff Davis Publishing Holdings Inc. and Ziff Davis Publishing Inc. (collectively, “Seller”) executed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to sell, transfer and assign all of their right, title and interest to certain assets and assign certain liabilities to Enterprise Media Group, Inc. (the “Buyer”), an unrelated party formed by Insight Venture Partners, for an aggregate cash purchase price of approximately $150 million, plus up to an additional $10 million in cash contingent upon the earnings before interest, income taxes, depreciation and amortization expense (“EBITDA”) (as defined in the Purchase and Sale Agreement) of the Enterprise Group through December 31, 2007 exceeding an agreed-upon target level (provided that the maximum $10 million will be paid in certain other circumstances described in the Purchase and Sale Agreement). The closing of this transaction occurred on July 31, 2007 and the Buyer (i) paid approximately $5 million on behalf of Seller for certain transaction closing costs; (ii) paid Ziff Davis Media approximately $128 million in cash (subject to certain adjustments); (iii) assumed certain liabilities related to the Enterprise Group; (iv) placed $2 million into a working capital escrow account; and (v) placed $15 million into an indemnity escrow account. The amounts placed into the escrow accounts shall be released to the parties as described in the Purchase and Sale Agreement and other related agreements.

Our Enterprise Group was comprised of three publications, eWEEK, CIO Insight and Baseline; 17 Internet sites affiliated with these brands and a number of vertical platform and community sites for readers; over 45 weekly eNewsletters; eSeminars, which produce live interactive webcasts; the Ziff Davis Web Buyers Guide, our searchable online directory of technology products, vendors and white papers; the custom solutions research tools unit; and contract publishing, which produces custom magazines, white papers, case studies and other sales and marketing collateral for customers.

The assets, liabilities, results of operations and cash flows associated with the Enterprise Group have been presented as assets and liabilities held for sale and income from discontinued operations in the accompanying financial statements.

Prior to the sale of our Enterprise Group, we managed our business via three segments (Consumer/Small Business Group, Enterprise Group and Game Group), each offering print, online and events products, serving markets primarily located in the United States. After the sale of our Enterprise Group, we currently manage our business via the two remaining segments. Within each segment we group our products and services into two categories. The digital category includes any online properties, eSeminars and events, contract publishing, business information services and white papers. The print category includes only the operations of our six magazines.

Our Consumer/Small Business Group is principally comprised of PC Magazine; a number of consumer-focused websites, led by pcmag.com and extremetech.com; and our consumer electronics convention, DigitalLife®.

Our Game Group is focused on the videogame market and is principally comprised of two publications, Electronic Gaming Monthly and Games for Windows: The Official Magazine and the 1 UP Network, a collection of online destinations for gaming enthusiasts. In November 2005, we acquired FileFront.com which has helped expand the size and reach of the 1UP Network to over 16 million monthly unique visitors and 117 million page views. Starting with the December 2006 issue, Computer Gaming World was rebranded and its name was changed to Games for Windows: The Official Magazine. We discontinued Official U.S. PlayStation Magazine after its January 2007 issue.

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

Our revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches. New properties generally require several years to achieve profitability and, upon achieving initial profitability, often have lower operating margins than more established properties. Accordingly, our total revenue and profitability from year to year may be affected by the number and timing of new product launches. If we conclude that a new property or service will not achieve certain milestones with regard to revenue, profitability or cash flow within a reasonable period of time, management may discontinue such publication or service, or merge it into another existing publication or service.

Results of Operations — Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue

Total revenue from continuing operations was $16.5 million for the three months ended June 30, 2007 compared to $23.2 million in the comparable prior year period, a decrease of $6.7 million or 29%. Excluding the effect of closed publications, principally Official U.S. PlayStation Magazine, which generated $2.9 million in revenue for the quarter ended June 30, 2006, revenue decreased $3.7 million or 18% compared to $20.2 million reported in the prior year’s quarter.

Revenue for the Consumer/Small Business Group for the quarter ended June 30, 2007 was $11.0 million, reflecting a decrease of $3.4 million or 24% compared to the $14.4 million reported in the same period last year. The decline was primarily due to a decline in display advertising revenue at PC Magazine, offset by a 2% increase in the Group’s digital revenue.

Revenue for the Game Group for the quarter ended June 30, 2007 was $5.5 million, reflecting a decrease of $3.2 million or 37% compared to the $8.7 million reported in the same period last year. Excluding closed publications, revenue decreased $0.2 million or 3% compared to the second quarter of 2006. The decrease was attributable to a decline in circulation revenue for the Group’s ongoing publications associated with the console platform transition, partially offset by 81% growth in the Group’s online revenue compared to a year ago.

Cost of production

Cost of production from continuing operations was $5.0 million for the three months ended June 30, 2007 compared to $8.2 million for the comparable prior year period, a $3.2 million or 39% decrease. Excluding the effect of closed publications, cost of production decreased $0.7 million or 12%.

Cost of production for the Consumer/Small Business Group for the quarter ended June 30, 2007 was $2.7 million, down $0.4 million or 13% compared to $3.1 million in the second quarter of 2006. This decrease was principally due to a reduction in pages at PC Magazine.

Cost of production for the Game Group was $2.2 million, down $2.7 million from the three months ended June 30, 2006. Excluding closed publications, cost of production decreased $0.2 million or 8% due primarily to fewer print advertising pages in the second quarter of 2007.

Selling, general and administrative expenses

Total selling, general and administrative expenses from continuing operations for the three months ended June 30, 2007 were $12.4 million compared to $13.8 million for the comparable prior year period, a $1.4 million or 10% decrease. Excluding the effect of closed publications, selling, general and administrative expenses decreased $2.4 million or 19%.

Selling, general and administrative expenses for the Consumer/Small Business Group were $7.3 million for the quarter ended June 30, 2007, reflecting a decrease of $0.6 million or 8% from $7.9 million in the prior year period. Selling, general and administrative expenses at PC Magazine were reduced by 14% in the second quarter of 2007 when compared to the second quarter of 2006.

Selling, general and administrative expenses for the Game Group of $4.7 million were down $0.6 million or 11% from $5.3 in the prior year’s quarter. Excluding closed publications, selling, general and administrative expenses were up $0.4 million or 9% versus year ago. This increase was primarily attributable to the growth of the Group’s online business.

Depreciation and amortization expense

Depreciation and amortization expense were $4.9 million and $5.0 million for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to the depreciation on additional fixed assets that had been acquired in the preceding twelve months.

Transaction related expenses

Transaction related expenses were $1.0 million for the three months ended June 30, 2007 and zero for the three months ended June 30, 2006. These costs related primarily to professional service fees incurred to facilitate the sale of our Enterprise Group.

Income from discontinued operations

Income from discontinued operations relates to the results of operations of our Enterprise Group, which was sold on July 31, 2007. Income from discontinued operations increased $0.1 million or 2% in the second quarter of 2007 when compared to the second quarter of 2006. The revenues for the Enterprise Group were down $3.7 million or 17% compared to the second quarter of 2006, but this was more than offset by cost reductions achieved through operating efficiencies.

Interest expense, net

Interest expense, net was $35.9 million for the three months ended June 30, 2007 compared to $31.1 million for the three months ended June 30, 2006. The increase in interest expense was primarily due to a higher carrying value on our Mandatorily Redeemable Preferred Stock, interest on the New Notes which were sold in the first quarter of 2007 and higher interest rates on our Floating Rate Notes. Interest expense for the quarter ended June 30, 2007 included the following non-cash items: (1) $27.2 million related to the accrued dividends on the Mandatorily Redeemable Preferred Stock, (2) $0.3 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $1.0 million of amortization of debt issuance costs, (4) $0.4 million related to the compounding of a portion of the interest expense for the New Notes to the principal balance, and (5) $4.1 million reduction in interest expense related to the reduction of the “Accrued interest-troubled debt restructuring” for the quarter. Commencing August 2006, the Compounding Notes accrue 12% interest on a cash basis and the first cash payment of $9.2 million was made in February 2007.

Our weighted average debt outstanding was approximately $377.4 million and $367.3 million, and our weighted average interest rate was 12.1% for the three months ended June 30, 2007 and 2006, respectively.

Net loss

Net loss of $39.3 million for the three months ended June 30, 2007 worsened by $6.3 million compared to net loss of $33.0 million for the three months ended June 30, 2006.

Results of Operations — Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue

Total revenue from continuing operations was $33.3 million for the six months ended June 30, 2007 compared to $46.7 million in the comparable prior year period, a decrease of $13.4 million. Excluding the effect of closed publications, principally Official U.S. PlayStation Magazine, which generated $6.2 million in revenue for the six months ended June 30, 2006, revenue decreased $7.2 million or 18% compared to $40.5 million reported in the prior year’s period

Revenue for the Consumer/Small Business Group for the six months ended June 30, 2007 was $22.3 million, reflecting a decrease of $5.7 million or 20% compared to the $28.0 million reported in the same period last year. The decline was primarily due to a decline in display advertising revenue at PC Magazine, offset by a 10% increase in the Group’s digital revenue.

Revenue for the Game Group for the six months ended June 30, 2007 was $10.9 million, down $7.7 million compared to the same period last year. Excluding closed publications, revenue decreased $1.5 million or 12% compared to the six months ended June 30, 2006. The decrease was attributable to a decline in circulation and print advertising revenue for the Group’s ongoing publications associated with the console platform transition, partially offset by 54% growth in the Group’s online revenue compared to a year ago.

Cost of production

Cost of production from continuing operations was $9.6 million for the six months ended June 30, 2007 compared to $16.3 million for the comparable prior year period, a $6.7 million or 41% decrease. Excluding the effect of closed publications, cost of production decreased $1.7 million or 14%.

Cost of production for the Consumer/Small Business Group for the six months ended June 30, 2007 was $4.9 million, down $1.1 million or 18% compared to $6.0 million in the six months ended June 30, 2006. This decrease was principally due to a reduction in pages at PC Magazine.

Cost of production for the Game Group was $4.6 million, down $5.4 million from the six months ended June 30, 2006. Excluding closed publications, cost of production decreased $0.4 million or 8% due primarily to fewer print advertising pages in the six months ended June 30, 2007.

Selling, general and administrative expenses

Total selling, general and administrative expenses from continuing operations for the six months ended June 30, 2007 were $23.6 million compared to $27.1 million for the comparable prior year period, a $3.5 million or 13% decrease. Excluding the effect of closed publications, selling, general and administrative expenses decreased $1.5 million or 6%.

Selling, general and administrative expenses for the Consumer/Small Business Group were $14.4 million for the six months ended June 30, 2007, reflecting a decrease of $1.4 million or 9% from $15.8 million in the prior year period. This decrease was primarily attributable to cost reductions at PC Magazine.

Selling, general and administrative expenses for the Game Group of $8.6 million were down $1.7 million or 17% from $10.3 in the prior year’s period. Excluding closed publications, selling, general and administrative expenses were up $0.3 million or 4% versus year ago. This increase was primarily attributable to the growth of the Group’s online business.

Restructuring expense

During six months ended June 30, 2007, we determined that certain restructuring liabilities were no longer needed and as a result recorded a $832 credit to restructuring expense. We also eliminated certain positions and incurred certain costs related to a vacant facility that totaled $501 during the six months ended June 30, 2007.

Depreciation and amortization expense

Depreciation and amortization expense were $10.2 million and $9.7 million for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to the depreciation on additional fixed assets that had been acquired in the preceding twelve months.

Transaction related expenses

Transaction related expenses were $1.9 million for the six months ended June 30, 2007 and zero for the six months ended June 30, 2006. These costs related primarily to professional service fees incurred to facilitate the sale of our Enterprise Group.

Income from discontinued operations

Income from discontinued operations relates to the results of operations of our Enterprise Group, which was sold on July 31, 2007. Income from discontinued operations increased $1.7 million or 71% in the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. The revenues for the Enterprise Group were down $4.4 million or 11% compared to the six months ended June 30, 2006, but this was more than offset by cost reductions achieved through operating efficiencies.

Interest expense, net

Interest expense, net was $70.0 million for the six months ended June 30, 2007 compared to $60.1 million for the six months ended June 30, 2006. The increase in interest expense was primarily due to a higher carrying value on our Mandatorily Redeemable Preferred Stock, interest on the New Notes which were sold in the first quarter of 2007 and higher interest rates on our Floating Rate Notes. Interest expense for the six months ended June 30, 2007 included the following non-cash items: (1) $53.2 million related to the accrued dividends on the Mandatorily Redeemable Preferred Stock, (2) $0.6 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $1.9 million of amortization of debt issuance costs, (4) $0.6 million related to the compounding of a portion of the interest expense for the New Notes to the principal balance, and (5) $8.2 million reduction in interest expense related to the reduction of the “Accrued interest-troubled debt restructuring” for the quarter. Commencing August 2006, the Compounding Notes accrue 12% interest on a cash basis and the first cash payment of $9.2 million was made in February 2007.

Our weighted average debt outstanding was approximately $377.4 million and $362.3 million, and our weighted average interest rate was 12.1% for the six months ended June 30, 2007 and 2006, respectively.

Net loss

Net loss of $77.5 million for the six months ended June 30, 2007 increased $11.0 million compared to net loss of $66.5 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Total cash at June 30, 2007 was $10.8 million. We have historically relied upon cash flow from operating activities, borrowings, and additional investments from our equity sponsor to finance our operations.

The Company’s financial statements have been presented on the basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June, 2007, the Company has long-term debt and redeemable preferred stock (which has been classified as debt) totaling $12,280 and $1,049,849 respectively, and a working capital deficit of approximately $401,164. The Company has also incurred a $77,533, net loss for the six months ended June 30, 2007. Commencing August 2006, the Company’s Compounding Notes due 2009 (the “Compounding Notes”) accrue interest on a cash basis. The first cash interest payment for the Compounding Notes was made in February 2007.

On August 15, 2007, we issued a press release announcing that we currently are exploring various options to restructure our debt and, in connection therewith, we had elected not to make the scheduled interest payment on our Compounding Notes. The failure to make this interest payment constitutes a default under the terms of the indenture relating to the Compounding Notes (the “Compounding Note Indenture”).

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. An acceleration of the Compounding Notes would result in an immediate event of default under the terms of the indenture relating to our Floating Rate Notes (the “Floating Rate Note Indenture”) and the Note Purchase Agreement, dated as of February 15, 2007, relating to our New Notes, thereby enabling the Floating Rate Notes and New Notes to be accelerated. We do not have sufficient resources available to repay the Compounding Notes, Floating Rate Notes and New Notes in the event such indebtedness is accelerated. If any of our outstanding indebtedness in accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

Additionally, the Compounding Note Indenture requires that a specified portion of the net proceeds we receive from the sale of our Enterprise Group be applied to repay Senior Debt within 30 days of our receipt of such proceeds. We will default under this provision on August 31, 2007 and currently do not intend to cure such default within 45 days thereof, which failure will result in an event of default. We do, however, intend to comply with the requirements of the Floating Rate Note Indenture and Note Purchase Agreement related to the New Notes to utilize 100% of the net proceeds we receive from the sale of Enterprise Group to, within 365 days of our receipt of such proceeds, either repay our first-lien debt or to acquire new long-term assets that would constitute collateral.

Based on the above, we have reported $378,089 of our debt as a current liability in our Condensed Consolidated Balance Sheet at June 30, 2007.

We currently are exploring various options to address these matters, including a possible attempt to restructure our debt. We have retained Alvarez & Marsal and Kirkland & Ellis to provide advisory services in connection with these restructuring efforts.

The uncertainties described above raise substantial doubt about our ability to continue as a going concern, and to realize our assets and satisfy our liabilities in the normal course of business.

As of June 30, 2007, total indebtedness was $390,369 and consisted of $20,605 of New Notes due 2012, $205,000 of Floating Rate Notes due 2012, $12,280 of 12% Notes due 2010 and $152,484 of Compounding Notes due 2009. Total debt does not include $1,049,849 in aggregate redemption value of outstanding shares of Mandatorily Redeemable Preferred Stock of Ziff Davis Holdings.

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

We may be required to pay additional contingent purchase consideration for FileFront in December 2007, and related to Digital Life in April 2009 if certain performance targets, as defined in the purchase agreements, are achieved.

Sources and Uses of Cash — Six Months Ended June 30, 2007 and 2006

Details for the changes in cash and cash equivalents during the six months ended June 30, 2007 and 2006 are discussed below.

Operating Activities.  Cash used by operating activities was $21.9 million for the six months ended June 30, 2007 compared to $14.2 million for the six months ended June 30, 2006. This increase was primarily caused by higher cash interest expense during the six months ended June 30, 2007 as well as payments pertaining to acquisition-related compensation, transaction costs and certain management incentives that did not occur in the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, we generated cash from accounts receivable of $6.1 million and $5.0 million, respectively. During the six months ended June 30, 2007 and 2006, we used $10.0 million and $16.9 million, respectively, to reduce accounts payable and accrued expenses.

Investing Activities.  Cash used by investing activities was $1.9 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively. This decrease primarily relates to lower capital expenditures in the first half of 2007 as compared to the first half of 2006.

Financing Activities.  Cash provided by financing activities was $19.4 million and $0 for the six months ended June 30, 2007 and 2006, respectively. The source of cash for the six months ended June 30, 2007 principally represents the net proceeds from the New Notes offering in February 2007.

Contractual Obligations and Commitments

As of June 30, 2007, we had debt and preferred stock obligations totaling $390.4 million and $1,049.8 million, respectively.

The following table sets forth our contractual obligations at June 30, 2007, excluding future interest and dividends:

	Balance at June 30, 2007
		Less Than	One to	Three to	After
	Total	One Year	Three Years	Five Years	Five Years
	(In thousands of dollars)

Debt outstanding	$390,369	$378,089	$—	$12,280	$—
Preferred stock at redemption value	1,049,849	—	—	1,049,849	—
Non-cancelable operating lease obligations	70,334	9,089	21,887	10,019	$29,305

	$1,510,552	$387,178	$21,887	$1,072,148	$29,305

The caption non-cancelable operating lease obligations in the above table includes our real estate operating lease obligations, net of existing subleases, at June 30, 2007. However, the lease obligation amounts are gross lease payments reflecting contractual lease escalations and have not been reduced for estimated future sublease income related to vacated facilities that were not subleased as of June 30, 2007, nor discounted to present value. We also have an agreement with our newsstand distribution agent that guarantees this newsstand agent $1.7 million commissions for 2007.

Pursuant to purchase agreements related to our acquisitions in 2003, 2004 and 2005, we may be required to pay additional contingent purchase consideration. This additional contingent consideration is based on revenues and certain other performance measures to be earned or achieved in 2006, 2007 and 2008. As of June 30, 2007 we had accrued $0.4 million related to acquisition related compensation. The acquisition related compensation relates to earn-out agreements associated with acquisitions made in prior years. We may be required to pay additional contingent purchase consideration pursuant to two of our acquisitions in the fourth quarter of 2007 and second quarter of 2009, respectively, subject in each case to the applicable business achieving certain performance results. No accrual for these possible future obligations has been made as of June 30, 2007 as the measurements occur during the third quarter and fourth quarter of 2007 and at year-end 2008, respectively.

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

Cyclicality

Revenue from print advertising in our core magazines and custom publishing accounted for 32.3% of our total revenue for the six months ended June 30, 2007. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results.

Seasonality

Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in the fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Other factors affecting the seasonality of our business are customer budgetary spending patterns, new product introductions and general economic trends. Our quarterly results may also be affected by variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with new product launches or growth initiatives, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We also cannot assure that our fourth quarter revenue will be higher than revenue for the other quarters of the year.

Effect of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We currently are evaluating whether to elect the option provided for in this standard. If elected, SFAS No. 159 would be effective for us as of January 1, 2008.

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

Many factors mentioned in this Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Forward-looking statements herein speak only as of the date of filing of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures, we make on related subjects in our reports to the Securities and Exchange Commission.

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

Inflation and Fluctuations in Paper Prices and Postage Costs

We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our costs of production. Paper costs did not increase materially for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. In addition, during 2001 we outsourced the majority of our paper buying to its printers. As a result, we hold significantly lower levels of inventory and have generally been able to purchase paper at or below market prices at the time of use. However, there can be no assurance that these trends will continue or that we can recover future paper price increases. Additionally, postage rates increased by an estimated average of 11.7% in July 2007.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are, except as discussed below, effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

In connection with its review of the Company’s consolidated financial statements for and as of the six month period ended June 30, 2007, Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accounting firm, advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and financial reporting matters; and lack of procedures or expertise needed to prepare all required disclosures, principally related to the accounting for the sale of the Enterprise Group and the reporting of that business as a discontinued operation.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company considered these matters in connection with the quarter end closing of accounts and preparation of related quarterly financial statements at June 30, 2007 and determined that no prior period financial statements were materially affected by such matters.

The Certifications of the Company’s Principal Executive Officer and Principal Financial Officer included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4T — Controls and Procedures for a more complete understanding of the matters covered by such certifications.

Planned Remediation Efforts to Address Material Weaknesses

The Company has developed remediation plans and plans to initiate action steps subsequent to the filing of this Quarterly Report on Form 10-Q designed to address the material weaknesses in the internal control over financial reporting identified above and to implement corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company’s policies, systems and procedures. The Company intends to implement the following measures to remediate the material weakness identified above: management will initiate a review of its finance and accounting resources, particularly with respect to accounting and reporting for unique or one-time transactions where the material weakness was noted, which is expected to include an evaluation of the specific knowledge and skills required to address the accounting and reporting of unique or one-time transactions and an assessment of the availability of temporary resources with such specialized knowledge to perform such function adequately.

The Company believes that the above measures should address the matters identified as a material weakness by the independent registered public accounting firm. The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2004, we gave notice of our election not to renew the then-existing license agreement pursuant to which the licensee (the “Former Licensee”) was licensed to publish the Greek edition of PC Magazine. In July 2004, we were informed that the Former Licensee had commenced litigation against us in Greece. In December 2004, a Greek court denied plaintiff’s request for an injunction against us and granted our request for an injunction against plaintiff related to the PC Magazine trademark in Greece. In December 2004, we were informed that the Former Licensee sued us in Greece for damages. The Former Licensee has noticed a hearing on its claims in September 2007, although we were not served with timely notice of such hearing pursuant to applicable conventions. We currently do not anticipate that this matter will have a material impact on our financial condition or results of operations. We cannot give any assurances as to the outcome of these matters, however.

We also are subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operation or liquidity.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors, which could materially affect our business, financial condition or future results. The information presented below amends, supplements, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and the information presented below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our failure to make the August 15, 2007 interest payment on our Compounding Notes could result in an acceleration of all of our outstanding indebtedness.

On August 15, 2007, we issued a press release announcing that we currently are exploring various options to restructure our debt and, in connection therewith, we elected not to make the scheduled interest payment on our Compounding Notes. The failure to make this interest payment constitutes a default under the terms of the Compounding Note Indenture.

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. An acceleration of the Compounding Notes would result in an immediate event of default under the terms of the Floating Rate Note Indenture and the Note Purchase Agreement relating to our New Notes, thereby enabling the Floating Rate Notes and New Notes to be accelerated. We do not have sufficient resources available to repay the Compounding Notes, Floating Rate Notes and New Notes in the event such indebtedness is accelerated. If any of our outstanding indebtedness is accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

Additionally, the Compounding Note Indenture requires that a specified portion of the net proceeds we receive from the sale of our Enterprise Group be applied to repay Senior Debt within 30 days of our receipt of such proceeds. We will default under this provision on August 31, 2007 and currently do not intend to cure such default within 45 days thereof, which failure will result in an event of default. We do, however, intend to comply with the requirements of the Floating Rate Note Indenture and Note Purchase Agreement related to the New Notes to utilize 100% of the net proceeds we receive from the sale of Enterprise Group to, within 365 days of our receipt of such proceeds, either repay our first-lien debt or to acquire new long-term assets that would constitute collateral.

We intend to begin discussions with our lenders in an effort to restructure our outstanding indebtedness. We cannot assure you that:

•	we will reach such an agreement with our lenders with respect to a restructuring; or

•	if we do reach an agreement, what the terms of such agreement will be or what actions we will be required to undertake in connection with such an agreement, such as selling assets, securing additional financing or reducing or delaying capital expenditures.

The uncertainties described above raise substantial doubt about our ability to continue as a going concern and to realize our assets and satisfy our liabilities in the normal course of business.

We may not be able to generate sufficient cash flows to meet our liquidity needs.

We may not be able to generate sufficient cash flows to meet our liquidity needs. For the six months ended June 30, 2007, our operating activities used $21.9 million of cash, which was funded primarily through the issuance of the New Notes in February 2007. At June 30, 2007, we had $10.8 million of cash and cash equivalents and did not have any available borrowings under any of our credit facilities. If we cannot meet our liquidity needs, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures and restructuring our indebtedness.

ITEM 6.	EXHIBITS

Exhibit
Index

31.1	Certification for Jason Young pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification for Mark D. Moyer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification for Jason Young pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification for Mark D. Moyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Purchase and Sale Agreement dated as of June 20, 2007 by and among Ziff Davis Media Inc., Ziff Davis Publishing Holdings Inc., Ziff Davis Publishing Inc., Ziff Davis Internet Inc., Ziff Davis Development Inc. and Enterprise Media Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ MARK D. MOYER
Mark D. Moyer
CHIEF FINANCIAL OFFICER

Date: August 21, 2007