Form 10-Q/A
period 2007-06-30
ZIFF DAVIS HOLDINGS INC
filed 2007-08-29
CIK 1124566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed as management filed the Form 10-Q on August 21, 2007 under the incorrect assumption that our independent registered public accounting firm, Grant Thornton LLP, had completed their review procedures. The Form 10-Q/A contains the review report of our independent registered public accounting firm on the interim financial statements of Ziff Davis Holdings Inc. and subsidiaries (the “Company”) as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006. Amendment No. 1 on Form 10-Q/A also amends Part I, Items 1 and 2 and Part II, Items IA and 6 of our Quarterly Report on Form 10-Q to correct for certain typographical and arithmetical errors.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 21, 2007, the filing date of the Quarterly Report. Currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

ZIFF DAVIS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ziff Davis Holdings Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Ziff Davis Holdings Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006, and the consolidated condensed statement of changes in stockholders’ deficit for six-month period ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the Company is in default under the terms of its Compounding Note Indenture and incurred a net loss of approximately $77.5 million for the six months ended June 30, 2007. The Company also had a working capital deficit of approximately $401.2 million as of June 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended (not presented herein); and in our report dated March 28, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

New York, New York
August 27, 2007

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	Unaudited	Audited
	(Dollars in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,830	$15,369
Accounts receivable, net	10,792	17,096
Prepaid expenses and other current assets	3,550	2,876
Assets of business held for sale	10,478	15,761

Total current assets	35,650	51,102
Property and equipment, net	11,583	14,212
Intangible assets, net	128,735	135,294
Goodwill, net	20,746	20,746
Other assets, net	18,923	18,760
Assets of business held for sale	57,900	59,664

Total assets	$273,537	$299,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,132	$12,855
Accrued expenses and other current liabilities	27,317	32,058
Unexpired subscriptions and deferred revenue, net	14,249	15,592
Liabilities of business held for sale	7,027	11,555
Debt expected to be currently due	378,089	—

Total current liabilities	436,814	72,060
Long-term debt	12,280	369,764
Accrued interest — troubled debt restructuring	34,878	43,084
Accrued expenses — long-term	4,938	6,058
Mandatorily redeemable preferred stock	1,049,849	996,578
Other non-current liabilities	10,925	10,612
Liabilities of business held for sale	1,748	1,984

Total liabilities	1,551,432	1,500,140

Commitments and contingencies
Stockholders’ deficit:
Common stock — $0.001 par value, 100,000,000 shares authorized, 2,311,049 shares issued and outstanding	17,329	17,329
Additional paid-in capital	8,468	8,468
Accumulated deficit	(1,303,692)	(1,226,159)

Total stockholders’ deficit	(1,277,895)	(1,200,362)

Total liabilities and stockholders’ deficit	$273,537	$299,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands)

Revenue, net	$16,541	$23,180	$33,294	$46,672

Operating expenses:
Cost of production	4,976	8,183	9,634	16,296
Selling, general and administrative expenses	12,396	13,788	23,579	27,142
Depreciation and amortization of property and equipment	1,676	1,669	3,680	2,963
Amortization of intangible assets	3,268	3,350	6,559	6,701
Restructuring expense	—	1,186	(331)	1,186
Transaction related expenses	1,026	—	1,925	—
Loss in equity investment	96	70	96	314

Total operating expenses	23,438	28,246	45,142	54,602

Loss from operations	(6,897)	(5,066)	(11,848)	(7,930)
Interest expense, net	(35,916)	(31,103)	(69,971)	(60,889)

Loss from continuing operations before provision for income taxes	(42,813)	(36,169)	(81,819)	(68,819)
Provision (benefit) for income taxes	(221)	29	(169)	55

Loss from continuing operations	(42,592)	(36,198)	(81,650)	(68,874)

Income from discontinued operations before provision for income taxes	3,514	3,209	4,368	2,408
Provision for income taxes	251	—	251	—

Income from discontinued operations	3,263	3,209	4,117	2,408

Net loss	$(39,329)	$(32,989)	$(77,533)	$(66,466)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(77,533)	$(66,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued dividends on mandatorily redeemable preferred stock	53,271	46,494
Depreciation and amortization of property and equipment	10,239	5,494
Restructuring charges, net	(331)	—
Loss in equity investment	96	314
Provision for doubtful accounts	175	332
Non-cash rent expense	(41)	83
Non-cash interest	(6,996)	1,010
Amortization of debt issuance costs	1,839	1,592
Non-cash stock compensation expense	7	1
Assets and liabilities of business held for sale — non-cash charges and changes in operating assets and liabilities	3,225	8,439
Changes in operating assets and liabilities, exclusive of effects of assets and liabilities of business held for sale:
Accounts receivable	6,129	4,985
Accounts payable and accrued expenses	(9,973)	(16,907)
Unexpired subscriptions and deferred revenue, net	(1,343)	986
Prepaid expenses and other, net	(674)	(589)

Net cash used in operating activities	(21,910)	(14,232)

Cash flows from investing activities:
Acquisitions	—	(57)
Capital expenditures	(1,051)	(2,467)
Capital expenditures related to business held for sale	(942)	(1,264)

Net cash used in investing activities	(1,993)	(3,788)

Cash flows from financing activities:
Proceeds from issuance of new senior secured notes	20,000	—
Debt issuance costs	(2,293)	—
Letters of credit	1,657	—

Net cash provided by financing activities	19,364	—

Net decrease in cash and cash equivalents	(4,539)	(18,020)
Cash and cash equivalents at beginning of period	15,369	34,174

Cash and cash equivalents at end of period	$10,830	$16,154

Cash paid during the period for:
Interest	$22,036	$11,464
Income taxes	82	55

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIFF DAVIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Loss
	(Unaudited)
	(Dollars in thousands except share data)

Balance at December 31, 2006	2,311,049	$17,329	$8,468	$(1,226,159)	$(1,200,362)
Net loss	—	—	—	(77,533)	(77,533)	$(77,533)

Balance at June 30, 2007	2,311,049	17,329	$8,468	$(1,303,692)	$(1,277,895)

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

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”), related to the accounting and reporting for components of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any property or business until that Company sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from such operations.

As described above, the Company has classified the results of operations of the Enterprise Group as discontinued operations. The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets.

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the assets and liabilities of the Enterprise Group as of:

	June 30,	December 31,
	2007	2006

Current assets:
Accounts receivable, Net	$9,986	$15,460
Inventory	60	130
Prepaid expenses and other current assets,	432	171

Total current assets of business held for sale	10,478	15,761

Non current assets:
Property and equipment, net	1,790	1,410
Intangible assets, net	37,028	39,172
Goodwill	19,082	19,082

Total non-current assets of business held for sale	57,900	59,664
Total assets of business held for sale	68,378	75,425

Current liabilities:
Accounts payable	3,797	4,809
Accrued expenses	3,168	6,732
Unexpired subscriptions and deferred revenue	62	14

Total current liabilities of business held for sale	7,027	11,555
Non current liabilities:
Other non current liabilities of business held for sale	1,748	1,984

Total liabilities of business held for sale	8,775	13,539

Net assets of business held for sale	$59,603	$61,886

Revenues, income before income taxes and net income of the Enterprise Group, which are included in income from discontinued operations, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue, net	$18,408	$22,031	$34,370	$38,817
Income before income taxes(a)	3,514	3,209	4,368	2,408
Provision for income taxes	251	—	251	—
Net income(a)	$3,263	$3,209	$4,117	$2,408

(a)	Includes certain corporate and administrative services charges. Refer to Note 7 for additional information.

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. The failure to pay interest on the Compounding Notes prior to expiration of the 30-day grace period, will also constitute an event of default under the terms of the indenture (the “Floating Rate Note Indenture”) relating to the Company’s Senior Secured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and the Note Purchase Agreement, dated as of February 15, 2007, relating to our senior secured notes issued pursuant thereto (the “New Notes,” and together with the Floating Rate Notes, the “Senior Debt”), thereby enabling such Senior Debt to be accelerated. We do not have sufficient resources available to repay the Compounding Notes or the Senior Debt in the event such indebtedness is accelerated. If any of our outstanding indebtedness is accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

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

As of June 30, 2007 and December 31, 2006, our intangible assets and related accumulated amortization consisted of the following:

	As of June 30, 2007			As of December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Continuing Operations
Amortized intangible assets:
Advertising lists	$132,558	$(64,351)	$68,207	$132,558	$(59,093)	$73,465
Trademarks/trade names	7,800	(2,860)	4,940	7,800	(2,662)	5,138
Subscriber lists and other	17,824	(15,673)	2,151	17,824	(14,570)	3,254

Total amortized intangible assets	158,182	(82,884)	75,298	158,182	(76,325)	81,857
Unamortized intangible assets:
Trademarks/trade names	53,437	—	53,437	53,437	—	53,437
Goodwill	20,746	—	20,746	20,746	—	20,746

Total unamortized intangible assets	74,183	—	74,183	74,183	—	74,183

Total goodwill and intangible assets from continuing operations	$232,365	$(82,884)	$149,481	$232,365	$(76,325)	$156,040

Assets held for sale
Amortizable intangible assets	62,207	(32,525)	29,682	62,207	(30,381)	31,826
Unamortized intangible assets	26,428	—	26,428	26,428	—	26,428

Total intangible assets included in assets held for sale	$88,635	$(32,525)	$56,110	$88,635	$(30,381)	$58,254

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

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the next five years ending December 31, are as follows:

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

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. The failure to pay interest on the Compounding Notes prior to expiration of the 30-day grace period will also constitute an event of default under the terms of the Floating Rate Note Indenture and the Note Purchase Agreement relating to our New Notes, thereby enabling the Floating Rate Notes and New Notes to be accelerated. We do not have sufficient resources available to repay the Compounding Notes, Floating Rate Notes and New Notes in the event such indebtedness is accelerated. If any of our outstanding indebtedness is accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

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

The New Notes are senior secured obligations of Ziff Davis Media and are guaranteed on a senior unsecured basis by Ziff Davis Holdings and a senior secured basis by Ziff Davis Media’s domestic subsidiaries. Interest on the New Notes is equal to the sum of (a) the three month LIBOR, which is reset quarterly, plus 6.5%, which amount is payable in cash, plus (b) 8%, which amount may, at our election, be paid either in cash or by compounding such interest. Interest is payable in arrears on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 2007, to holders of record on the immediately preceding January 15, April 15, July 15 and October 15, until the maturity date of May 1, 2012, unless earlier redeemed. We may redeem the New Notes at any time on or after May 1, 2007 at a redemption price (if redeemed during the 12-month period beginning on May 1 of the years indicated) of 103.0% in 2007, 102.0% in 2008, 101.0% in 2009, and 100% in 2010 and thereafter. We are required to offer to repurchase the New Notes and other indebtedness that is pari passu with the New Notes, including the Floating Rate Notes on a pro rata basis, if we sell assets that constitute collateral generating net cash proceeds in excess of $20.0 million

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or experience specific kinds of changes in control. Our sale of the Enterprise Group constitutes such a sale of assets.

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

On July 18, 2000, we issued $250,000 of the 12% Notes. Interest is paid semi-annually and the outstanding principal, which was reduced to $12,280 as part of the 2002 financial restructuring, is payable in July 2010 The 12% Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries currently guarantee or will guarantee the 12% Notes.

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

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. The failure to pay interest on the Compounding Notes prior to expiration of the grace period will also constitute an event of default under the terms of the Floating

ZIFF DAVIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rate Note Indenture and the Note Purchase Agreement relating to our New Notes, thereby enabling the Floating Rate Notes and New Notes to be accelerated. We do not have sufficient resources available to repay the Compounding Notes, Floating Rate Notes and New Notes in the event such indebtedness is accelerated. If any of our outstanding indebtedness is accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

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

Selling, general and administrative expenses

Total selling, general and administrative expenses from continuing operations for the three months ended June 30, 2007 were $12.4 million compared to $13.8 million for the comparable prior year period, a $1.4 million or 10% decrease. Excluding the effect of closed publications, selling, general and administrative expenses decreased $0.4 million or 3%.

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

Interest expense, net

Interest expense, net was $70.0 million for the six months ended June 30, 2007 compared to $60.9 million for the six months ended June 30, 2006. The increase in interest expense was primarily due to a higher carrying value on our Mandatorily Redeemable Preferred Stock, interest on the New Notes which were sold in the first quarter of 2007 and higher interest rates on our Floating Rate Notes. Interest expense for the six months ended June 30, 2007 included the following non-cash items: (1) $53.2 million related to the accrued dividends on the Mandatorily Redeemable Preferred Stock, (2) $0.6 million of interest accretion related to long-term real estate leases recorded in prior periods at their net present value, (3) $1.9 million of amortization of debt issuance costs, (4) $0.6 million related to the compounding of a portion of the interest expense for the

New Notes to the principal balance, and (5) $8.2 million reduction in interest expense related to the reduction of the “Accrued interest-troubled debt restructuring” for the quarter. Commencing August 2006, the Compounding Notes accrue 12% interest on a cash basis and the first cash payment of $9.2 million was made in February 2007.

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

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. The failure to pay interest on the Compounding Notes prior to expiration of the grace period will also constitute an default under the terms of the indenture relating to our Floating Rate Notes (the “Floating Rate Note Indenture”) and the Note Purchase Agreement, dated as of February 15, 2007, relating to our New Notes, thereby enabling the Floating Rate Notes and New Notes to be accelerated. We do not have sufficient resources available to repay the Compounding Notes, Floating Rate Notes and New Notes in the event such indebtedness is accelerated. If any of our outstanding indebtedness in accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

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

In connection with its review of the Company’s consolidated financial statements as of June 30, 2007 and for the six month period then ended, Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accounting firm, advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and financial reporting matters; and lack of procedures or expertise needed to prepare all required disclosures, principally related to the accounting for the sale of the Enterprise Group and the reporting of that business as a discontinued operation.

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

If we fail to cure this default within 30 days, an event of default will occur under the Compounding Note Indenture thereby enabling the trustee of the Compounding Notes or the holders of 25% or more in principal amount of the then-outstanding Compounding Notes to declare the principal amount of the Compounding Notes to be immediately due and payable. At this time, we do not intend to make the required interest payment prior to the expiration of the grace period. The failure to pay interest on the Compounding Notes prior to expiration of the 30-day grace period will also constitute an event of default under the terms of the Floating Rate Note Indenture and the Note Purchase Agreement relating to our New Notes, thereby enabling the Floating Rate Notes and New Notes to be accelerated. We do not have sufficient resources available to repay the Compounding Notes, Floating Rate Notes and New Notes in the event such indebtedness is accelerated. If any of our outstanding indebtedness is accelerated, we may need to immediately file a petition under Chapter 11 of the Bankruptcy Code.

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

ITEM 6.	EXHIBITS

Exhibit
Index

31.1	Certification for Jason Young pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification for Mark D. Moyer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification for Jason Young pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification for Mark D. Moyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Purchase and Sale Agreement dated as of June 20, 2007 by and among Ziff Davis Media Inc., Ziff Davis Publishing Holdings Inc., Ziff Davis Publishing Inc., Ziff Davis Internet Inc., Ziff Davis Development Inc. and Enterprise Media Group, Inc.*

*	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS HOLDINGS INC.

By:	/s/ MARK D. MOYER
Mark D. Moyer
CHIEF FINANCIAL OFFICER

Date: August 28, 2007